Form 10QSB
period 2005-10-31
Riverbank Resources Inc.
filed 2005-12-07
CIK 1332052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005.

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number 333-126680

RIVERBANK RESOURCES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-2551275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

595 Howe Street, Suite 902, Box 12
Vancouver, B.C.	V6C 2T5
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	(604)-484-3701

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), a nd (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,424,000 Shares of $0.001 par value Common Stock issued and outstanding as of November 30, 2005.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2005 are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2005
(UNAUDITED)

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	F-1	BALANCE SHEET AS OF OCTOBER 31, 2005 (UNAUDITED)

PAGE	F-2	STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 AND FOR THE PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO OCTOBER 31, 2005 (UNAUDITED)

PAGE	F-3	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO OCTOBER 31, 2005 (UNAUDITED)

PAGE	F-4	STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND FOR THE PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO OCTOBER 31, 2005 (UNAUDITED)

PAGES	F-5 - F-7	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF OCTOBER 31, 2005
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$28,939
Prepaid	1,370
Total Current Assets	30,309

MINERAL RIGHTS, NET	3,000

TOTAL ASSETS	$33,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$292

TOTAL LIABILITIES	292

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 69,000,000 shares authorized, 7,424,000
shares issued and outstanding	7,424
Additional paid in capital	49,196
Accumulated deficit during exploration stage	(23,603)
Total Stockholders’ Equity	33,017

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,309

See accompanying notes to financial statements.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

			For the Period
			From
			February 9,
	For the Three	For the Six	2005
	Months Ended	Months Ended	(Inception) to
	October 31,	October 31,	October 31,
	2005	2005	2005

OPERATING EXPENSES
Professional fees	$4,438	$7,452	$9,865
Exploration costs and expenses	-	-	4,750
General and administrative	3,050	6,140	6,251
Listing and filing	1,805	2,712	2,912
Total Operating Expenses	9,293	16,304	23,778

LOSS FROM OPERATIONS	(9,293)	(16,304)	(23,778)

OTHER EXPENSE
Foreign currency transaction gain (loss)	-	(9)	175

Provision for Income Taxes	-	-	-

NET LOSS	$(9,293)	$(16,313)	$(23,603)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding during the period –
basic and diluted	7,424,000	7,424,000	5,580,061

See accompanying notes to financial statements.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO OCTOBER 30, 2005
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Common stock issued to
founders for cash
($0.001 per share)	6,420,000	$6,420	$-	$-	$6,420

Common stock issued for
cash ($0.05 per share)	1,004,000	1,004	49,196	-	50,200

Net loss for the period from
February 9, 2005 (inception)
to April 30, 2005	-	-	-	(7,290)	(7,290)

Balance April 30, 2005	7,424,000	7,424	49,196	(7,290)	49,330

Net loss for the six months
ended October 31, 2005	-	-	-	(16,313)	(16,313)

BALANCE,
OCTOBER 31, 2005	7,424,000	$7,424	$49,196	$(23,603)	$33,017

See accompanying notes to financial statements.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period
	For the Six	From
	Months	February 9, 2005
	Ended	(Inception) to
	October 31,	October 31,
	2005	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,313)	$(23,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid	(1,370)	(1,370)
Accounts payable and accrued expenses	(2,122)	292
Net Cash Used In Operating Activities	(19,805)	(24,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral rights	-	(3,000)
Net Cash Used In Investing Activities	-	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	56,620
Net Cash Provided By Financing Activities	-	56,620

NET INCREASE (DECREASE) IN CASH	(19,805)	28,939

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,744	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,939	$28,939

See accompanying notes to financial statements.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 30, 2005
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results if operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

Riverbank Resources Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on February 9, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. Activities during the development stage include developing the business plan and raising capital.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of October 31, 2005, the Company had capitalized $3,000 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 30, 2005
(UNAUDITED)

(F) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2005, there were no dilutive securities outstanding.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 30, 2005
(UNAUDITED)

SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	ACQUISITION OF MINERAL RIGHTS

On April 26, 2005, the Company acquired the mining rights to two claims collectively known as the Big Mike Border Gold property located in the Skeeena Mining District of British Columbia, Canada, for a purchase price of $3,000. The Company received rights to all minerals contained in the Big Mike Border Gold property.

NOTE 3	STOCKHOLDERS’ EQUITY

During 2005, the Company issued 6,420,000 shares of common stock to its founders for cash of $6,420 ($0.001 per share).

During 2005, the Company issued 1,004,000 shares of common stock for cash of $50,200 ($0.05 per share).

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $24,681 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Management’s Discussions and Analysis or Plan of Operation

Forward-Looking Statements

This Form 10-QSB includes -" forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Riverbank Resources Inc. ("the Company", “we”, “us”) was incorporated in the state of Nevada on February 9, 2005. On April 26, 2005, the Company entered into a Purchase and Sale Agreement with Gudmund Lovang, an individual residing in North Vancouver British Columbia, whereby he sold to us a 100% undivided right title and interest in one mineral claim located in the Skeena Mining Division of British Columbia, Canada known as the Big Mike mineral property. We acquired this interest in the Big Mike property by paying $3,000 to Mr. Lovang.

Description, Location, Access and Mineralization

The Big Mike property’s coordinates are 55° 50'50" N. Latitude, 130° 02'40" W. Longitude and consist of 61 acres. It is located on the eastern shore of the Portland Canal, about six miles south of the towns of Stewart, British Columbia and Hyder, Alaska, in the Skeena Mining Division in northern British Columbia, Canada. The town of Stewart lies off a paved highway, approximately eight miles northeast of Hyder, Alaska, which is 40 miles to the west of Meziadin Junction, via the Village of Kitwanga, some 94 miles to the south. The property can be reached via the Portland Canal in which forms part of the boundary between British Columbia, Canada and the Alaskan Panhandle, near the Pacific Ocean. (see location map below).The property lies approximately 3,000 feet above sea level from the rocky eastern shore of the Portland Canal, in a heavily forested area.

The property consists of 61 acres and is covered with dense vegetation consisting of a mix of cedar, fir, spruce and hemlock trees as well as alder, shrubs and mosses. These conditions can make footing difficult.

The wet coastal climate is predominant with heavy rainfall during spring and fall and heavy snowfall during the winter months. Depths of tens of feet of snow can accumulate over the winter.

The area of the Big Mike property is mapped as being underlain by Jurassic Age volcanic rocks and sedimentary rocks, intruded by plutonic complex granitic rocks, all of which are intruded by igneous dikes and quartz veins. Jurassic Age volcanic rocks are rocks that vary from 146 to 200 million years old. Plutonic granitic rocks are created when a mass of molten rock cools below the earth’s surface.

The main adit found on the Big Mike property was developed along a quartz vein along an east-trending fault in metaphoric rocks. The south adit is some 850 feet south of the main adit. Both adits are underlain with various metaphoric and volcanic rocks.

As of October 31, 2005 the Company had total assets of $ 33,309 consisting of $ 28,939 cash, $ 1,370 in prepaid expenses and net mineral rights of $ 3,000. This represents the Company’s present and only sources of liquidity. The Company’s liabilities at October 31, 2005 totaled $ 292 consisting of accounts payables and accrued liabilities.

For the three months period ending October 31, 2005 the Company generated no revenues and has incurred total operating expenses of $ 9,293 consisting of $ 4,438 in professional fees, $ 3,050 in general and administrative expenses and $ 1,805 in listing and filing fees.

For the six months period ending October 31, 2005 the Company generated no revenues and has incurred total operating expenses of $ 16,304 consisting of $ 7,452 in professional fees, $ 6,140 in general and administrative fees and $ 2,712 in listing and filing fees,. In addition the company incurred a $ 9 in foreign currency transactions loss for a total comprehensive net loss for the period of $ 16,313.

The on-going negative cash flow from operations raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the six month period ended October 31, 2005, and it is presently operating at an ongoing deficit. The Company does not anticipate earning revenues unless it enters into commercial production on the Big Mike property. The company is presently conducting the recommended Phase one exploration program on the claims but can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

While the Company has sufficient funds to complete the recommended phase one exploration program on the Big Mike property, it will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to proceed with the proposed phase two of the geological surveys on the property. The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company’s common stock. However the Company cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund the subsequent phase two of the exploration program. The Company believes that debt financing will not be an alternative for funding the complete exploration program. The Company does not have any arrangements in place for any future equity financings.

The Company’s plan of operation for the twelve months following the date of this report is to complete the recommended phase one exploration programs on the Big Mike property consisting of Trenching and stripping open cut extension, Clear and rehabilitate main adit portal and Stake additional mineral claims. The Company anticipates that the phase one program will cost approximately $25,300.

To date, the Company has only sufficient funds to cover the costs to complete phase one of the exploration program.

The Company has commenced the phase one exploration program on the Big Mike property in the month of October 2005. It is anticipated that the program will be completed by mid December 2005. A consulting geologist will be retained to review the work carried out on the property during the phase one of the exploration program and, to review, all past exploration data relating to the property. Based on his analysis of the information, he will make further recommendations on work to be undertaken on the property to further explore the property for the presence of significant mineralization.

The Company anticipates incurring approximately $40,000 for administrative expenses including accounting and audit costs ($10,000) legal fees ($10,000), rent and office costs ($5,000), computer costs ($5,000), telephone costs ($2,000), Edgar filings ($2,000) and general administrative costs ($6,000) over the next 12 months.

On July 18 2005, the Company filed an SB2 Registration Statement with The Security and Exchange Commission of the United States (SEC) in order to gain a reporting Status in the United States and in order to register its common stock. On September 20, 2005, the company received its effective status with the SEC becoming a fully reporting company in the United States.

The Company has retained a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have its common shares posted for trading on the NASD Over the Counter Bulletin Board (OTC BB) upon approval of this application.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. The mineral rights will be amortized using the units-of-production method when production at each project commences.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $24,681 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to expand operations and for further exploration.

As reflected in the accompanying financial statements, we are in the exploration stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

Item 3. Controls and Procedures

Our management, which includes our Chief Executive Officer and our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on form 8K during the six months ending October 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Riverbank Resources Inc.

/s/ “Earl Hope”
Earl Hope, Director
Date: December 6, 2005.