Form 10QSB
period 2006-01-31
Riverbank Resources Inc.
filed 2006-03-10
CIK 1332052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2006.

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period _____________ to _____________

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

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,424,000 Shares of $0.001 par value Common Stock issued and outstanding as of
February 28, 2006.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2006 are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF JANUARY 31, 2006
(UNAUDITED)

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEET AS OF JANUARY 31, 2006 (UNAUDITED)

PAGE	2	STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 AND FOR THE PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO JANUARY 31, 2006 (UNAUDITED)

PAGE	3	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO JANUARY 31, 2006 (UNAUDITED)

PAGE	4	STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND FOR THE PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO JANUARY 31, 2006 (UNAUDITED)

PAGES	5 - 7	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF JANUARY 31, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$2,358
Prepaid	1,370
Total Current Assets	3,728

TOTAL ASSETS	$3,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,558

TOTAL LIABILITIES	2,558

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 69,000,000 shares authorized, 7,424,000
shares issued and outstanding	7,424
Additional paid in capital	49,196
Accumulated deficit during exploration stage	(55,450)
Total Stockholders’ Equity	1,170

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,728

See accompanying notes to financial statements.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

			For the Period
			From
			February 9,
	For the Three	For the Nine	2005
	Months Ended	Months Ended	(Inception) to
	January 31,	January 31,	January 31,
	2006	2006	2006

OPERATING EXPENSES
Exploration costs and expenses	$25,000	$25,000	$29,750
Professional fees	3,316	10,768	13,181
General and administrative	306	6,446	6,557
Listing and filing	225	2,937	3,137
Impairment of mineral rights	3,000	3,000	3,000
Total Operating Expenses	31,847	48,151	55,625

LOSS FROM OPERATIONS	(31,847)	(48,151)	(55,625)

OTHER EXPENSE
Foreign currency transaction gain (loss)	-	(9)	175

Provision for Income Taxes	-	-	-

NET LOSS	$(31,847)	$(48,160)	$(55,450)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding during the period –
basic and diluted	7,424,000	7,424,000	7,375,531

See accompanying notes to financial statements.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO JANUARY 31, 2006
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Common stock issued to
founders for cash
($0.001 per share)	6,420,000	$6,420	$-	$-	$6,420

Common stock issued for
cash ($0.05 per share)	1,004,000	1,004	49,196	-	50,200

Net loss for the period from
February 9, 2005 (inception)
to April 30, 2005	-	-	-	(7,290)	(7,290)

Balance April 30, 2005	7,424,000	7,424	49,196	(7,290)	49,330

Net loss for the nine months
ended January 31, 2006	-	-	-	(48,160)	(48,160)

BALANCE, JANUARY 31, 2006	7,424,000	$7,424	$49,196	$(55,450)	$1,170

See accompanying notes to financial statements.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period
	For the Nine	From
	months Ended	February 9, 2005
	January 31,	(Inception) to
	2006	January 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,160)	$(55,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral rights	3,000	3,000
Changes in operating assets and liabilities:
Prepaid	(1,370)	(1,370)
Accounts payable and accrued expenses	144	2,558
Net Cash Used In Operating Activities	(46,386)	(51,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral rights	-	(3,000)
Net Cash Used In Investing Activities	-	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	56,620
Net Cash Provided By Financing Activities	-	56,620

NET INCREASE (DECREASE) IN CASH	(46,386)	2,358

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,744	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,358	$2,358

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2006
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

(E) Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. The Company had capitalized $3,000 related to the mineral rights which was impaired of as of January 31, 2006.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2006
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

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2006, there were no dilutive securities outstanding.

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

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2006
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

During the nine months ended January 31, 2006 the Company decided to discontinue exploration work on the Big Mike mineral project property and consequently the mineral rights were impaired 100%.

NOTE 3	STOCKHOLDERS’ EQUITY

During 2005, the Company issued 6,420,000 shares of common stock to its founders for cash of $6,420 ($0.001 per share).

During 2005, the Company issued 1,004,000 shares of common stock for cash of $50,200 ($0.05 per share).

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $51,262 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Description of Property, Location, Access and Mineralization

The Big Mike property’s coordinates are 55°50'50" N. Latitude, 130°02'40" W. Longitude and consist of 61 acres. It is located on the eastern shore of the Portland Canal, about six miles south of the towns of Stewart, British Columbia and Hyder, Alaska, in the Skeena Mining Division in northern British Columbia, Canada. The town of Stewart lies off a paved highway, approximately eight miles northeast of Hyder, Alaska, which is 40 miles to the west of Meziadin Junction, via the Village of Kitwanga, some 94 miles to the south. The property can be reached via the Portland Canal in which forms part of the boundary between British Columbia, Canada and the Alaskan Panhandle, near the Pacific Ocean. The property lies approximately 3,000 feet above sea level from the rocky eastern shore of the Portland Canal, in a heavily forested area.

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

As of January 31, 2006 the Company had total assets of $ 3,728 consisting of $ 2,358 cash and $ 1,370 in prepaid expenses. This represents the Company’s present and only sources of liquidity.

The Company’s liabilities at January 31, 2006 totaled $ 2,558 consisting of accounts payables and accrued liabilities.

For the three month period ending January 31, 2006 the Company generated no revenues and has incurred total operating expenses of $ 31,847 consisting of $ 25,000 in exploration costs and expenses, $ 3,316 in professional fees, $ 306 in general and administrative expenses, $ 225 in listing and filing fees and $ 3,000 in mineral rights impairment.

For the nine months period ending January 31, 2006 the Company generated no revenues and has incurred total operating expenses of $ 48,151 consisting of $ 25,000 in exploration costs and expenses, $ 10,768 in professional fees, $ 6,446 in general and administrative fees and $ 2,937 in listing and filing fees and $ 3,000 in mineral rights impairment. In addition the company incurred $ 9 in foreign currency transactions loss for a total net loss for the period of $ 48,160.

The on-going negative cash flow from operations raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the nine month period ended January 31, 2006, and it is presently operating at an ongoing deficit. The Company does not anticipate earning revenues from commercial production on the Big Mike property.

During the three month period ended January 31, 2006, the company completed the recommended Phase one exploration program on the claims. The program consisted of trenching and stripping the open cut area, rehabilitation of main adit portal, sampling and prospecting.

Chemical analysis of samples collected during the work program revealed low, or trace amounts, of mineralization on the property. Furthermore, the prospecting carried out on the property has not revealed any additional zones of further interest therefore, William G. Timmins, P. Eng., on his letter to the company dated January 12, 2006, reports that further exploration expenditure on the Big Mike property is not justified and is therefore not recommended.

The Company will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to proceed with the anticipated investigation to identify and purchase new mineral properties worthy of exploration or any other business opportunities that may become available to the company. The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company’s common stock. However the Company cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund the purchase and the development of any future projects. The Company believes that debt financing will not be an alternative for funding future corporate programs. The Company does not have any arrangements in place for any future equity financings.

The Company’s plan of operation for the twelve months following the date of this report is to initiate an investigation to identify new opportunities in the mineral exploration field and opportunities that may be made available in other industries. It will also attempt to secure the necessary funding required to finance the purchase and development of the assets that may be purchased during the next twelve months. The Company is unable to estimate, at this time, the necessary funding required to purchase and develop any new assets that may be acquired in the next twelve months. It will only be able to make that determination once any assets are acquired.

Presently the company does not have the necessary cash to support its business operation for the next twelve months. Unless the company raises the necessary capital to implement its business plan during the next twelve months, it will be unable to support its operations and it will be forced to scale down or perhaps even cease its business operation.

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

The Company has retained a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have its common shares posted for trading on the NASD Over the Counter Bulletin Board (OTC BB) upon approval of this application. The company has received this approval and, as of December 8, 2005, the common shares of its capital stock have been posted and quoted for trading on the NASD, OTC BB under the trading symbol RVBK.

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

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $55,450 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to expand operations.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

99.1	Press Release dated March 6, 2006.

There were no reports filed on form 8K during the three months ending January 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Riverbank Resources Inc.

/s/ “Earl Hope”
Earl Hope, Director
Date: March 6, 2006.