Form 10KSB
period 2006-04-30
Riverbank Resources Inc.
filed 2006-07-28
CIK 1332052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended April 30, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 F

For the transition period from [   ] to [   ]

Commission file number 333-126680

RIVERBANK RESOURCES INC.
(Name of small business issuer in its charter)

Nevada	20-2551275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 Howe Street, Suite 902, Box 12
Vancouver, BC Canada	V6C 2T5
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604)-484-3701

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Preferred Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year. Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act ).
Yes [X]    No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

3,424,000 common shares @ $0.05 (1) = $171,200

(1) Average of bid closing prices on July 24, 2006.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

7,424,000 common shares issued and outstanding as of July 24, 2006

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):    Yes [   ]    No [X].

PART I

Item 1. Description of Business.

General

Riverbank Resources Inc. was incorporated under the laws of the State of Nevada on February 9th. 2005, with principal executive offices located in Vancouver, British Columbia, Canada.

Our common stock is quoted on the OTC Bulletin Board under the symbol "RBKR".

Business Overview

We are a start-up exploration stage company and have not yet started our business operations or generated or realized any revenues from our business operations. We are in the business of the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.

We acquired a 100% undivided interest in Big Mike on April 25th, 2005. Our only property, Big Mike consists of one mineral claim located in the Skeena Mining Division of British Columbia, Canada. There is no assurance that a mineral deposit exists on the mineral claim until appropriate geological exploration is done and a final comprehensive evaluation is concluded. There are no mineral reserves on the mineral claim and our proposed exploration program is entirely exploratory in nature.

The exploration program known as preliminary reconnaissance proposed by Riverbank is designed to determine whether mineralization exists to the extent that further exploration is recommended to outline any such discovered mineralized zones. It is uncertain at this time the precise quantity of minerals in the property that would justify actual mining operations.

We intend to explore for base and precious metals on our property. There can be no assurances that valuable minerals exist on our property until proper geological work and analysis is performed. Our property has no proven or probable mineral reserves. There is no assurance that a commercially viable mineral deposit exists on our property. Further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete an exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit would constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’ in this annual report on Form 10-KSB, for additional information about the risks of mineral exploration.

We own a 100% undivided mineral interest in the mineral claim and our title to the mineral claim gives us the rights to any of the mineral deposits situated on the claim.

We filed a Registration Statement on Form SB-2 with the United States Securities and Exchange Commission which became effective in July 2005 to register 3,424,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Employees

Initially, we intend to use the services of contractors and consultants for exploration work on our properties. At present, we have no paid employees. Consultants when required are retained on the basis of ability and experience. There are no preliminary agreements or understandings existing or under contemplation by us (or any person acting on our behalf) concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Competition

There is aggressive competition within the mineral industry to discover and acquire mining properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us. In addition, we compete with others in efforts to obtain financing to explore and develop mineral properties.

Compliance with Government Regulation

We are committed to complying and, to our knowledge, are in compliance with all governmental and environmental regulations. All work on the claim is governed by the laws of the Province of British Columbia. Title to mineral claims are issued and administered by the Mineral Titles Branch, Ministry of Energy and Mines, and title must comply with all provisions under the Mineral Tenure Act (British Columbia). A mineral claim acquires the right to all minerals that were available at the time of location and as defined in the Mineral Tenure Act (British Columbia). There are no surface rights included, but the title-holder has the right to use the surface of the claim for mining purposes only. All work carried out on a claim that disturbs the surface by mechanical means requires a Notice of Work and must receive written approval from the district Inspector of Mines prior to commencement. We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future it is reasonable to expect expenditures on compliance to rise.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

Please consider the following risk factors before deciding to invest in our common stock.

Risks Associated with our Company:

1.We are a recently organized business and you cannot evaluate the investment merits of our Company because we have no operating history.

Our Company is only recently organized with no operating history making it difficult to evaluate the investment merits. Our Company was recently organized on February 9th 2005 and is a start-up company. We have no operating history and we did not have any business prior to our organization.

2. We may not be able to continue as a going concern if we do not obtain additional financing.

Because of our lack of funds and short operating history incurring only expenses, our independent accountants’ audit report states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations.

3.We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

We have a limited operating history and must be considered in the exploration stage. Our company's operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. No assurance can be given that we may be able to operate on a profitable basis.

4. If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash overdraft in the amount of $ 2,957; working capital deficit of $1,587 as of our year ended April 30, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

5. Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in February 9, 2005 and to date have been involved primarily in organizational activities and limited exploration activities. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended April 30, 2006 is $58,207. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

6. Because of the speculative nature of the exploration of natural resource properties, there is substantial risk that this business will fail.

There is no assurance that any of the claims we explore or acquire will contain commercially exploitable reserves of minerals. Exploration for natural resources is a speculative venture involving substantial risk. Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which we cannot insure or which we may elect not to insure.

7. If we cannot compete successfully for financing and for qualified managerial and technical employees, our exploration program may suffer.

Our competition in the mining industry includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration program may be slowed down or suspended.

8. We have no know mineral resources and if we cannot find any mineral recourses we may have to cease operations.

We have no measured mineral bodies. If we do not find a mineral body or bodies containing valuable minerals or metals or if we cannot conduct further exploration of any discovered minerals, either because we do not have money to do it or because it is not economically feasible to do it, we may have to cease operations and you will loose your investment.

9. Inability of our officers and directors to devote sufficient time to the operation of the business may limit our company's success.

Presently some of our officers and directors allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

10. As we will be subject to compliance with government regulation that may change, the anticipated costs of our exploration program may increase.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the Mining Act of British Columbia as we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbances to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

11. As the Province of British Columbia owns the land covered by our mineral claim and native land claims might affect our title to the mineral claims or to British Columbia’s title to the property, our business plan may fail.

We are unaware of any outstanding native land claims on Big Mike. However, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining. Should we encounter a situation where a native person or group claims an interest in our claim(s) we may not be able to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims. In either case, the costs and/or losses could be greater than our financial capacity and our business would fail.

Environmental Factors

We will have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our Phase I and II programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended two phases described above. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially-economic deposit is discovered environmental Factors

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 2. Description of Property.

Big Mike Property Purchase Agreement

On April 26, 2005, we entered into a mineral purchase and sale agreement with Gudmund Lovang of North Vancouver, British Columbia, whereby he sold to us a 100% undivided right title and interest in one mineral claim located in the Skeena Mining Division of British Columbia, Canada. We acquired this interest in the Big Mike property by paying $3,000 to Mr. Lovang.

Title to the Big Mike property

The Big Mike property consists of one mineral claim comprising 61 acres. A “mineral claim” refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals. Title to the Big Mike property is registered in the name of Gudmund Lovang. He has provided us with an absolute bill of sale with respect to the property. An absolute bill of sale is a legal document that transfers registered title to mineral property rights from one party to another unconditionally. Mr. Lovang holds these claims on our behalf, however, based on the absolute bill of sale, Mr. Lovang does not retain any right to the claims. There are no underlying interests or interests in the property.

Claim details are as follows:

Claim Name	Record	Expiry Date
	Number
Big Mike	380857	December 11, 2007

Location and Access

The Big Mike property’s coordinates are 55°50'50" N. Latitude, 130°02'40" W. Longitude and consist of 61 acres. It is located on the eastern shore of the Portland Canal, about six miles south of the towns of Stewart, British Columbia and Hyder, Alaska, in the Skeena Mining Division in northern British Columbia, Canada. The town of Stewart lies off a paved highway, approximately eight miles northeast of Hyder, Alaska, which is 40 miles to the west of Meziadin Junction, via the Village of Kitwanga, some 94 miles to the south. The property can be reached via the Portland Canal in which forms part of the boundary between British Columbia, Canada and the Alaskan Panhandle, near the Pacific Ocean. (see location map below). The property lies approximately 3,000 feet above sea level from the rocky eastern shore of the Portland Canal, in a heavily forested area.

Climate and Topography

The property lies in an area of coastal forest rising steeply from the rocky eastern shore of the Portland Canal from sea level to 3,000 feet above sea level.

The wet coastal climate is predominant with heavy rainfall during spring and fall and heavy snowfall during the winter months. Depths of tens of feet of snow can accumulate over the winter.

Dense vegetation consisting of cedar, fir, spruce and hemlock covers the property and alder, shrubs and mosses can make footing difficult.

The property totals 61 acres and is covered with dense vegetation consisting of a mix of cedar, fir, spruce and hemlock trees as well as alder, shrubs and mosses. The area’s wet coastal climate is predominant with heavy rainfall during spring and fall and heavy snowfall during the winter months. Depths of tens of feet of snow can accumulate over the winter.

Mineralization

Mineralization is the accumulation of high concentrations of valuable elements, such as gold, silver and copper, in rock and soil.

The property is underlain by the following rock types:

Diorite: dark, granite-textured, crystalline rocks rich in sodium and calcium aluminum, as well as small quantities of quartz

Granodioritic rocks: rocks containing a combination of acid and alkaline

Andesites: volcanic rocks characteristically medium dark in color and containing 54 to 62 percent silica and moderate amounts of iron and magnesium

Siltstone: a fine-grained standstone

Slate: a metamorphic rock that splits into thin, smooth-surfaced layers. Metaphoric rocks are rocks that have undergone a transformation from its original state due to pressure and/or heat.

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

The main adit found on the Big Mike property was developed along a quartz vein along an east-trending fault in metaphoric rocks. An adit is an opening driven horizontally into a side of a hill or mountain in order to access rock within. The south adit is some 850 feet south of the main adit. Both adits are underlain with various metaphoric and volcanic rocks.

The claim was created on December 11, 2004 and is in good standing until December 11, 2007 as all required exploration work on the claim has been completed.

Exploration History

During 1925 and 1926, the Big Mike property was first staked and the main underground adit was excavated to a length of 115 feet along a quartz vein. Another underground adit of 100 feet long was excavated approximately 850 feet south of the main adit along a southeastern fault.

Mr. A.A. Davidson inspected the property in the 1920’s. Two samples taken from the vein along both adits contained some gold.

A program of geological, geophysical and geochemical surveying was carried out over a large area that included the Big Mike property during September and November 1986. Shangri-La Minerals Ltd. conducted the surveys for Alexa Ventures Inc. Results of the survey are not public.

Geological Report

We retained Mr. William G. Timmins, P. Eng., a professional geologist, to complete an evaluation of the Big Mike property and to prepare a geology report on the claim.

Based on his review, Mr. Timmins concluded that the Big Mike property warrants further exploration due to the geochemistry and inferred geological continuity, as well as the lack of previous exploration.

Mr. Timmins recommends an initial exploration program consisting of two phases. The first phase would consist of staking additional mineral claims adjacent to the property in order to cover potential extensions of mineralization, trenching, stripping and sampling the open cut extension as well as clearing and rehabilitating the main underground adit. Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analyzed for mineral content. Clearing and rehabilitating refers to removing rock and debris from an adit that has not been explored for some time.

The second phase would consist of drilling of the vein extension. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analyzed for mineral content. The first phase was estimated to cost $25,300.The first phase of exploration was completed in the in the winter of 2005- 2006.

The program consisted of trenching and stripping the open cut area, rehabilitation of main adit portal, sampling and prospecting. Chemical analysis of samples collected during the work program revealed low, or trace amounts, of mineralization on the property. Furthermore, the prospecting carried out on the property has not revealed any additional zones of further interest therefore, Mr.Timmins, on his letter to the company dated January 12, 2006, reports that further exploration expenditure on the Big Mike property is not justified and is therefore not recommended.

Executive Offices

Our principal offices are located at Suite 902, 595 Howe Street, Vancouver, British Columbia, CANADA V6C 2T5. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Mineral Properties

On April 26, 2005, the Company acquired the mining rights to two claims collectively known as the Big Mike Border Gold property located in the Skeeena Mining District of British Columbia, Canada, for a purchase price of $3,000. The Company received rights to all minerals contained in the Big Mike Border Gold property.

During January 2006, chemical analysis of samples collected during the work program revealed low, or trace amounts, of mineralization on the property. Furthermore, the prospecting carried out on the property did not reveal any additional zones of further interest therefore, our geologist, Mr.William G. Timmins, P. Eng., on his letter to the company dated January 12, 2006, reported that further exploration expenditure on the Big Mike property would not be justified and recommended the company abandon the claim, consequently the minerals rights were impared 100%.

Infrastructure

There is no power source located on the Big Mike claims. We will not require any electrical or mechanical equipment as no further exploration work is contemplated on the claims.

Compliance with Government Regulations

Our mineral exploration program will comply with the British Columbia Mineral Tenure Act. This act sets forth rules for:

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We also have to comply with the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

In order to explore for minerals on our mineral claim we must submit the plan contained in this prospectus for review. We believe that the plan as contained in this prospectus will be accepted and an exploration permit will be issued to us or our agent. The exploration permit is the only permit or license we will need to explore for precious and base minerals on the mineral claim.

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land. Accordingly, we may be required to obtain a work permit if we proceed beyond the exploration work contemplated by our proposed Phase II exploration program. There is a charge of approximately $1,500 in order to obtain a work permit under the Mining Act. The time required to obtain a work permit is approximately four weeks. We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. No remediation work is anticipated as a result of completion of Phase II of the exploration program.

As mentioned above, we will have to sustain the cost of reclamation and environmental remediation for all exploration and other work undertaken. The amount of reclamation and environmental remediation costs are not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any mineral resource at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potential mineral deposit is discovered.

Permits and regulations will control all aspects of any program if the project continues to exploration stage because of the potential impact on the environment. We may be required to conduct an environmental review process under the British Columbia Environmental Assessment Act if we determine to proceed with a substantial project.

Item 3. Legal Proceedings.

None

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our Common stock is traded on the OTC Bulletin Board under the Symbol "RBKR". We received approval for trading on December 8, 2005.

The following table reflects the high and low bid information for our common stock obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended (1)	High	Low
April 30, 2006	$n/a	$n/a
April 30, 2006	$n/a	$n/a

(1)	Our common stock received approval for quotation on December 8, 2005. No trades have taken place since this date.

As of April 30, 2006, there were 46 holders of record of our common stock. As of such date, 7,424,000 common shares were issued and outstanding

Our common shares are issued in registered form. Empire Stock Transfer Inc., 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada 89128-8351 (Telephone: 775.562.4091; Facsimile: 775.974.1444) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

During the year ended April 30, 2006, we did not issue any equity securities that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "hope", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Business Overview

We are a start-up, exploration company and must raise cash in order to implement our business plan and remain in business.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares. We will require additional financing in order to meet our anticipated operating expenses and for any new exploration projects.

Plan of Operations

Chemical analysis of samples collected during the spring of 2006 revealed low, or trace amounts, of mineralization on the property. Under recommendation of the company’s geologist, further exploration of the site was not justified and therefore it was decided to abandon the claim.

The Company’s plan of operation for the twelve months following the date of this report is to identify and investigate new opportunities in the mineral exploration field, which in the opinion of our geologist, offer attractive mineral exploration opportunities. In parallel with its investigations of new opportunities, it will attempt to secure additional funding. The Company is unable to estimate at this time, the necessary funding required to purchase and develop any new mineral claims that may be acquired during the next twelve months, but will be able to determine that once an opportunity has been identified.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.

Personnel Plan

We do not anticipate hiring any employees during the next twelve-month period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At April 30, 2006, we had working capital deficit of $1,587, compared to working capital of $46,330 as at April 30, 2005.

At April 30, 2006, our total current assets were $1,370, which compared to total current assets of $48,744 as at April 30, 2005.

At April 30, 2006, our total current liabilities were $2,957, compared to total current liabilities of $2,414 as April 30, 2005.

For the year ended April 30, 2006, the Company's net loss for the period increased to $ 50,917 in 2006 from a loss of $ 7,290 in 2005. The Company has incurred losses during period from inception on February 9, 2005 to April 30, 2006of $58,207. The principal components of the loss for the year ended April 30, 2006 were professional fees, exploration costs and expenses.

Operating expenses for the year ended April 30, 2006 were $50,908 compared to $7,474 as at April 30, 2005.

At April 30, 2006, we had a cash overdraft compared to cash on hand of $48,744 as at April 30, 2005.

Cash Requirements

We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their Notes to our financial statements for the year ended April 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through April 30, 2006 have incurred losses of $58,207 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

General and Administration Expenses

General and Administration expenses are expensed to operations when incurred.

Translation of Foreign Currency

The functional currency and the reporting currency is the United States Dollar. Monetary assets and liabilities are translated at the current rate of exchange. The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

The gain or loss on translation is reported as a separate component of stockholders' equity and is not recognized in net income. Gains or losses on re-measurement are recognized in current net income. Gains or losses from foreign currency transactions are recognized in current net income.

Fixed assets are measured at historical exchange rates that existed at the time of the transaction. Depreciation is measured at historical exchange rates that existed at the time the underlying fixed asset was acquired. Capital accounts are translated at their historical exchange rates when the capital stock is issued.

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

Mining Properties and Exploration Costs

Exploration costs and costs of acquiring mineral properties are charged to operations in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized.

Mining properties are, upon commencement of production, amortized over the estimated life of the ore body to which they relate or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

Site Restoration and Post Closure Cost

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued.

Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities, and accordingly, management is not aware of any known environmental remedial liabilities as at April 30, 2006.

Recently Issued Accounting Standards

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, an accumulated deficit of $58,207 and a negative cash flow from operations of $56,577 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Subsequent to the year end, the president provided the Company with the funds needed for operating activities. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 7. Financial Statements.

RIVERBANK RESOURCES INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
AS OF APRIL 30, 2006
(AUDITED)

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

		REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	1	BALANCE SHEET AS OF APRIL 30, 2006

PAGE	2	STATEMENTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2006, FOR THE PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO APRIL 30, 2005 AND FOR THE PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO APRIL 30, 2006

PAGE	3	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO APRIL 30, 2006

PAGE	4	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED APRIL 30, 2006, FOR THE PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO APRIL 30, 2005 AND FOR THE PERIOD FROM FEBRUARY 9, 2005 (INCEPTION) TO APRIL 30, 2006

PAGES	5 - 8	NOTES TO FINANCIAL STATEMENTS

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Riverbank Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Riverbank Resources, Inc. (an exploration stage company) as of April 30, 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended April 30, 2006 and for the period from February 9, 2005 (inception) to April 30, 2005 and for the period from February 9, 2005 (inception) to April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Riverbank Resources, Inc. (an exploration stage company) as of April 30, 2006 and the results of its operations and its cash flows for the year ended April 30, 2006 and for the period from February 9, 2005 (inception) to April 30, 2005 and for the period from February 9, 2005 (inception) to April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $56,577 from inception. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
June 15, 2006

F-ii

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF APRIL 30, 2006
(Expressed in U.S. Dollars)

ASSETS
CURRENT ASSETS
Prepaid	$1,370

TOTAL ASSETS	$1,370

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Bank overdraft	2,957

TOTAL LIABILITIES	2,957

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 1,000,000 shares authorized,	$-
none issued and outstanding
Common stock, $0.001 par value, 69,000,000 shares authorized,
7,424,000 shares issued and outstanding	7,424
Additional paid in capital	49,196
Accumulated deficit during exploration stage	(58,207)
Total Stockholders’ Deficiency	(1,587)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,370

See accompanying notes to financial statements.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

		For the Period	For the Period
		From	From
		February 9,	February 9,
	For the Year	2005	2005
	Ended	(Inception) to	(Inception) to
	April 30, 2006	April 30, 2005	April 30, 2006

OPERATING EXPENSES
Exploration costs and expenses	$25,000	$4,750	$29,750
Professional fees	19,194	2,413	21,607
General and administrative	187	111	298
Listing and filing	3,248	200	3,448
Investor relations	279	-	279
Impairment of mineral rights	3,000	-	3,000
Total Operating Expenses	50,908	7,474	58,382

LOSS FROM OPERATIONS	(50,908)	(7,474)	(58,382)

OTHER EXPENSE
Foreign currency transaction gain (loss)	(9)	184	175

Provision for Income Taxes	-	-	-

NET LOSS	$(50,917)	$(7,290)	$(58,207)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding during the period –
basic and diluted	7,424,000	1,351,550	6,332,324

See accompanying notes to financial statements.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIODFROMFEBRUARY9, 2005 (INCEPTION)TO APRIL30, 2006
 (Expressed in U.S. Dollars)

											Accumulated
											Deficit
									Additional		During
	Preferred Stock				Common Stock				Paid-In		Exploration
	Shares		Amount		Shares		Amount		Capital		Stage		Total
		$		$		$		$		$		$
Common stock issued to founders for
cash ($0.001 per share)					6,420,000		6,420		-		-		6,420

Common stock issued for cash
($0.05 per share)					1,004,000		1,004		49,196		-		50,200

Net loss for the period from February 9,
2005 (inception) to April 30, 2005					-		-		-		(7,290)		(7,290)

Balance April 30, 2005					7,424,000		7,424		49,196		(7,290)		49,330

Net loss for the year ended April 30, 2006					-		-		-		(50,917)		(50,917)

BALANCE, APRIL 30, 2006		$			$7,424,000		$7,424		$49,196		$(58,207)		$(1,587)

See accompanying notes to financial statements.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

		For the	For the
		Period From	Period From
		February 9,	February 9,
	For the Year	2005	2005
	Ended	(Inception) to	(Inception)
	April 30,	April 30,	to April 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,917)	$(7,290)	$(58,207)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of mineral rights	3,000	-	3,000
Changes in operating assets and liabilities:
Prepaid	(1,370)	-	(1,370)
Accounts payable and accrued expenses	(2,414)	2,414	-
Net Cash Used In Operating Activities	(51,701)	(4,876)	(56,577)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral rights	-	(3,000)	(3,000)
Net Cash Used In Investing Activities	-	(3,000)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	2,957	-	2,957
Proceeds from issuance of common stock	-	56,620	56,620
Net Cash Provided By Financing Activities	2,957	56,620	59,577

NET INCREASE (DECREASE) IN CASH	(48,744)	48,744	-

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	48,744	-	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$-	$48,744	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF APRIL 30, 2006
(Expressed in U.S. Dollars)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and basis of Presentation

Riverbank Resources Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on February 9, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. Activities during the exploration stage include developing the business plan, raising capital and searching for mineral properties. The Company is in the process of evaluating its business operations and future opportunities.

To date, the Company has not earned any revenues and is considered to be in the exploration stage.

(B) Use of Estimates

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. The Company had capitalized $3,000 related to the mineral rights acquired in 2005 and which were impaired of as of April 30, 2006.

(E) Long-Lived Assets

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
AS OF APRIL 30, 2006
(Expressed in U.S. Dollars)

whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of April 30, 2006, the Company has a net operating loss carry forward of approximately $58,207 available to offset future taxable income through 2026. The valuation allowance at April 30, 2006 was $19,791. The net change in the valuation allowance for the period ended April 30, 2006 was an increase of $17,312.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of April 30, 2006 and 2005, there were no dilutive securities outstanding.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF APRIL 30, 2006

(Expressed in U.S. Dollars) Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

NOTE 2	ACQUISITION OF MINERAL RIGHTS

On April 26, 2005, the Company acquired the mining rights to two claims collectively known as the Big Mike Border Gold property located in the Skeeena Mining District of British Columbia, Canada, for a purchase price of $3,000. The Company received rights to all minerals contained in the Big Mike Border Gold property.

During the year ended April 30, 2006 the Company decided to discontinue exploration work on the Big Mike mineral project property and consequently the mineral rights were impaired 100%.

NOTE 3	STOCKHOLDERS’ EQUITY

During 2005, the Company issued 6,420,000 shares of common stock to its founders for cash of $6,420 ($0.001 per share).

During 2005, the Company issued 1,004,000 shares of common stock for cash of $50,200 ($0.05 per share).

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, an accumulated deficit of $58,207 and a negative cash flow from operations of $56,577 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Subsequent to the year end, the president provided the Company with the funds needed for operating activities. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

RIVERBANK RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF APRIL 30, 2006
(Expressed in U.S. Dollars)

NOTE 6	SUBSEQUENT EVENT

During May 2006, the Company received $3,100 in advances from its President. The balance is non-interest bearing and due on demand.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being April 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at July 24, 2006, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Earl Hope	President and Chief Executive Officer	66	February 9, 2006
Trevor Herbert	Chief Financial Officer, Treasurer and Secretary	41	February 9, 2006
L. J. (Lu) Manning	Director	78	February 9, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. Earl Hope has acted as our President, Chief Executive Officer and as a member of our Board of Directors since our incorporation on February 9, 2005.. Mr. Hope has experience with private and public traded companies. He spent 29 years as an Account Executive with several national and international securities firms such as Midland Walwyn Inc., West Coast Securities Ltd. and Canaccord Capital Inc. His duties and responsibilities in these capacities included: customer service, initial public offerings and market underwritings. Mr. Hope has completed the Canadian Securities Course, the Series 62 US Corporate Securities Limited Representative License and Series 63 Uniform Securities and Agent State Law Exam. From January 2002 to February 2004, Mr. Hope acted as a Director and Officer of Link Media Publishing Ltd. and acted as director of Infinex Ventures Inc. from November 2000 to June 2004. Both are US reporting Companies traded on the OTC Bulletin Board. Since February, 2005, he has been acting as Director and Officer of Greenwind Power Corp., a US non-reporting company involved in the development and marketing of wind generated electrical energy.

Mr. Hope does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Trevor Herbert has acted as our Chief Financial Officer, secretary, Treasurer and as a member of our Board of Directors since our incorporation on February 9, 2005. Mr. Herbert has been involved in the business of restaurant and bar management for over eighteen years. Mr. Herbert currently manages The Gramercy Grill located in Vancouver. Other establishments he has managed includes The Sunset Grill Restaurant from May 1999 to March 2001, Malones Sports Grill from July 1996 to September 1999 and Monk McQueens restaurant December 1994 to June 1996, all of which are based in Vancouver.

Mr. Herbert does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Luard (LU) J. Manning has acted as a director since our incorporation on February 9, 2005. Mr. Manning is a member of the Canadian Institute of Mining and Metallurgy and of Life Member the British Columbia Professional Engineers. Mr. Manning has over 50 years mining experience, the last 37 of which has been as a mining consultant. He has experience in operating underground mines, as well as small open pit mines. In addition, he has supervised and critiqued engineering designs for both surface and underground deposits with emphasis on the effects of design on operating economics. He has work experience in Canada, Latin America, and the United States of America, and has examined properties in England and Australia. He is presently a director of Cusac Gold Mines Ltd., a Canadian reporting Company traded on the Toronto Stock Exchange and director and officer of Tyhee Development Corp., FM Resources Corp., Kimber Resources Inc., Nustar Resources Inc., LEH Ventures Ltd., Highbank Resources Ltd., Verona

Committees of the Board

Audit Committee

Members of our board of directors serve as our Audit Committee.

Nominating Committee

Members of our board of directors serve as our Nominating Committee which oversees the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Compensation Committee

We do not have a compensation committee.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his nvolvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

Our board of directors have not yet established a Code of Ethics and Business Conduct.

Audit Committee Financial Expert

Members of our board of directors has determined that it has one member of its audit committee, Earl Hope, who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, however, Mr. Hope is not “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10. Executive Compensation.

The following table provides certain summary information concerning the compensation earned by our President and each of our two other most highly compensated executive officers whose aggregate salary and bonus for the fiscal year ended April 30, 2006 was in excess of $100,000 (the “Named Executive Officers”).

Name and Principal Position	Fiscal Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation
Pay- outs LTIP Pay- outs
Awards (1)
		Salary	Bonus	Other Annual Compen- sation (2)	Securities Underlying Options/ SAR's Granted	Restricted Stock Awards
Earl Hope President	2006 2005	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Trevor Herbert Chief Financial Officer	2006 2005	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Luard J. Manning Director	2006 2005	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Stock Options and Stock Appreciation Rights

From the date of inception and up to April 30, 2006, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on April 30, 2006.

Compensation of Directors

We reimburse our Board of Directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to April 30, 2006.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We do not have any employment contracts and have not entered into any termination contracts with any party and there has been no changes in control arrangements with any party.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of April 30, 2006, there were 7,424,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of April 30, 2006 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table):

Name and Address of Beneficial Owner Directors and Executive Officers	Amount and Nature of Beneficial Ownership	Percent of Class
Trevor Herbert Box 12, Suite 902, 595 Howe Street, Vancouver, BC V6C 2T5	1,700,000	22.89%
Earl Hope Box 12, Suite 902, 595 Howe Street, Vancouver, BC V6C 2T5	2,300,000	30.98%
All Officers and Directors as group of (2 persons)	4,000,000	53.88%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number Description

(3) (i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).

3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2006).

(10) Material Contracts

10.1	Purchase and Sale Agreement dated October 22, 2004 (incorporated by reference from our Amendment No. 1 on Form SB-2/A Registration Statement, filed on April 28, 2005).

10.2

Letter Agreement dated February 1, 2006 between our company and Nueva California S.A. and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on February 6, 2006).

10.3	Assignment Agreement dated February 28, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 10, 2006).

10.4	Amending Agreement dated March 15, 2006 between our company and Primecap Resources Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 20, 2006).

10.5	Consulting Agreement dated April 1, 2006 between our company and James Sikora (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)

10.6	Consulting Agreement dated April 1, 2006 between our company and Gordon Samson (incorporated by reference from our Current Report on Form 8-K, filed on April 20, 2006)

(31) Section 302 Certifications

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Section 906 Certifications

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended April 30, 2006 and April 30, 2005:

Services	2006	2005
Audit fees	8,680	3,239
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	8,680	3,239

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Webb & Company, P.A. for 2006 in connection with statutory and regulatory filings or engagements.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Webb & Company, P.A. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Webb & Company, P.A’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERBANK RESOURCES INC.
By: /s/ Earl Hope
Earl Hope
President and Director
Principal Executive Officer
Date: July 27, 2006.

By: /s/ Trevor Herbert
Trevor Herbert
Chief Financial Officer and Director
Principal Financial Officer
Date: July 27, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Earl Hope
Earl Hope
President and Director
Principal Executive Officer
Date: July 27, 2006.

By: /s/ Trevor Herbert
Trevor Herbert
Chief Financial Officer and Director
Date: July 27, 2006.