Form 10QSB
period 2006-07-31
RAVEN GOLD CORP
filed 2006-09-19
CIK 1332052

[GRAPHIC OMITTED]
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 2006.

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period _____________ to _____________


                        Commission File Number 333-126680

                                RAVEN GOLD CORP.
        (Exact name of small Business Issuer as specified in its charter)

           Nevada                                      20-2551275
           ------                                      ----------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)



              595 Howe Street, Suite 902, Box 12
                        Vancouver, B.C.                          V6C 2T5
                                                                 -------
           (Address of principal executive offices)      (Postal or Zip Code)


        Issuer's telephone number, including area code: 702-562-4091

             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,120,000 Shares of $0.001 par value Common Stock issued and outstanding as of September 19, 2006.

--------------------------------------------------------------------------------

                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED



             Report of Independent Registered Public Accounting Firm



To the Board of Directors
Raven Gold Corp
(Formerly Riverbank Resources Inc)
(An Exploration Stage Company)



We have reviewed the accompanying balance sheet of Raven Gold Corp (Formerly Riverbank Resources Inc) (An Exploration Stage Company) as of July 31, 2006, and the related statements of income, retained earnings, and cash flows for the period then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Raven Gold Corp (Formerly Riverbank Resources Inc) (An Exploration Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.



  /s/ Moore & Associates, Chartered



Moore & Associates, Chartered
Las Vegas, Nevada
September 19, 2006

             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7511 Fax: (702)253-7501

                                RAVEN GOLD CORP.
                       (Formerly Riverbank Resources Inc.)
                                  BALANCE SHEET
                         (An Exploration Stage Company)
                             (Stated in US Dollars)
                                     July 31
                                      2006

                                                              (Un-audited)
                                     ASSETS

CURRENT ASSETS
Cash and Equivalents                                                    $ 96
Prepaid Expenses                                                     $ 1,370
                                                      -----------------------
Total Current Assets                                                 $ 1,466

FIXED ASSETS
TOTAL FIXED ASSETS                                                       $ -
                                                      -----------------------

TOTAL ASSETS                                                         $ 1,466
                                                      =======================


CURRENT LIABILITIES
Advnaces from Related Party                                          $ 3,100
Accounts Payable                                                     $ 6,631
Total Current Liabilities                                            $ 9,731

LONG-TERM LIABILITIES
Loans                                                              $ 425,000
                                                      -----------------------
Total Long-Term Liabilities                                        $ 425,000

TOTAL LIABILITIES                                                  $ 434,731
                                                      =======================

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
1,000,000 Shares Authorized, None Issued
and outstanding                                                            0
Common Stock, $0.001 par value
69,000,000 Shares Authorized, 37,120,000
Shares Issued and Outstanding                                       $ 37,120
Paid in Capital                                                     $ 19,500
Accumulated Deficit During Exploration Stage                      $ (489,885)
                                                      -----------------------
TOTAL STOCKHOLDERS DEFICIENCY                                     $ (433,265)

TOTAL LIABILITIES &                                                  $ 1,466
 STOCKHOLDER'S DEFICIENCY
                                                      -----------------------

   The accompanying notes are an integral part of these financial statements.

                                RAVEN GOLD CORP.
                       (Formerly Riverbank Resources Inc.)
                             STATEMENT OF OPERATIONS
                         (An Exploration Stage Company)
                             (Stated in US Dollars)

                                                      For the three Months Ended July 31                    From  Inception
                                                                                                          (February 9, 2005) to
                                                            2006                        2005                   July 31 2006
                                                  --------------------------  -------------------------   -----------------------
                                                        (Un-audited)              (Un-audited)                   (Audited)

REVENUE                                                                 $ -                        $ -                       $ -
                                                  --------------------------  -------------------------   -----------------------
EXPENSES
Exploration Costs and Expenses                                                                     $ -                  $ 29,750
Professional fees                                                   $ 6,227                    $ 3,014                  $ 27,834
General and Administrative                                             $ 31                      $ 111                     $ 329
Listing and Filing                                                    $ 420                      $ 907                   $ 3,868
Investor relations                                                      $ -                        $ -                     $ 279
                                                  --------------------------  -------------------------   -----------------------
Total Expenses                                                      $ 6,678                    $ 4,032                  $ 62,060

Loss From operations                                               $ (6,678)                  $ (4,032)                $ (64,613)
Other Income and Expenses

Impairment (loss) of Mineral Rights                              $ (425,000)                       $ -                $ (428,000)
Foreign Currency transaction Gain (loss)                                $ -                       $ (9)                    $ 175
                                                  --------------------------  -------------------------   -----------------------
                                                                 $ (425,000)                      $ (9)               $ (427,825)
Total Other Income & Expenses Loss                               $ (431,678)                  $ (4,041)               $ (489,885)
 Before Income Taxes

Provision for Income Tax                                                $ -                        $ -                       $ -
                                                  --------------------------  -------------------------   -----------------------

Net Loss                                                         $ (431,678)                  $ (4,041)               $ (489,885)
                                                  ==========================  =========================   =======================

Basic & Diluted (loss) per Share                                      (0.01)                    (0.000)                    (0.01)
                                                  --------------------------  -------------------------   -----------------------

Weighted Average Number                                          37,120,000                 37,120,000                32,596,760
 of Shares Outstanding- Basic & Diluted
                                                  --------------------------  -------------------------   -----------------------

The accompanying notes are an integral part of these financial statements.

                                RAVEN GOLD CORP.
                       (Formerly Riverbank Resources Inc.)
                 STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
               From Inception (February 9, 2005) to July 31, 2006
                         (An Exploration Stage Company)
                             (Stated in US Dollars)





                                  Common Stock                            Preferred Stock    Additional    Accumulated  Total
                                     Shares               Amount      Shares       Amount    Paid in        Deficit     Equity
                                                                                             Capital
                                --------------------------------------------------------------------------------------------------
Common Stock Issued @ Founders         32,100,000       $ 32,100          $ -        $ -     $(25,680)                    $ 6,420
 for Cash ( $0.001 per share)

Common Stock Issued for Cash
 ($0.05 per share)                      5,020,000        $ 5,020                             $ 45,180                    $ 50,200

Net (Loss) for period                                                                                       $ (7,290)    $ (7,290)
                                --------------------------------------------------------------------------------------------------
Balance, April 30, 2005                37,120,000       $ 37,120          $ -        $ -     $ 19,500       $ (7,290)    $ 49,330

Net (Loss) for period                                                                                      $ (50,917)   $ (50,917)
                                --------------------------------------------------------------------------------------------------
Balance, April 30, 2006                37,120,000       $ 37,120          $ -        $ -     $ 19,500      $ (58,207)    $ (1,587)

Net (Loss) for period                                                                                     $ (431,678)  $ (431,678)
                                --------------------------------------------------------------------------------------------------
Balance, July 31, 2006                 37,120,000       $ 37,120          $ -        $ -     $ 19,500     $ (489,885)  $ (433,265)

The accompanying notes are an integral part of these financial statements.

                                RAVEN GOLD CORP.
                       (Formerly Riverbank Resources Inc.)
                             STATEMENT OF CASH FLOWS
                         (An Exploration Stage Company)
                             (Stated in US Dollars)

                                                              For the three Months Ended July 31         From Inception
                                                                                                     (February 9, 2005) to
                                                          -----------------------------------------------------------------
                                                                2006                2005                   July 31 2006
                                                          -------------------   ------------------  ----------------------

                                                              (Un-audited)         (Un-audited)              (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                          $ (431,678)            $ (4,041)             $ (489,885)
Adjustments to Reconcile Net Loss
to Net Cash Used in Operations:
Changes in Operating Assets and Liabilities                              $ -                  $ -                 $ 3,000
Prepaid Expenses                                                         $ -             $ (3,650)               $ (1,370)
Accounts Payable & Accrued Expenses                                  $ 3,674                $ 876                 $ 6,631
                                                          -------------------   ------------------  ----------------------
Net Cash Used In Operating Activities                             $ (428,004)            $ (6,815)             $ (481,624)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Mineral Rights                                               $ -                  $ -                $ (3,000)
                                                          -------------------   ------------------  ----------------------
Net Cash Used In Investing Activities                                    $ -                  $ -                $ (3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans                                                              $ 425,000                                    $ 425,000
Advances from Related Party                                          $ 3,100                  $ -                 $ 3,100
Bank Overdraft                                                           $ -                  $ -                     $ -
Proceeds from Issuance of Common Stock                                   $ -                  $ -                $ 56,620
                                                          -------------------   ------------------  ----------------------
Net Cash Provided By Financing Activities                          $ 428,100                  $ -               $ 484,720


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         $ -             $ 48,744                     $ -
NET INCREASE (DECREASE) IN CASH                                         $ 96             $ (9,794)                   $ 96
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 96             $ 41,929                    $ 96
                                                          ===================   ==================  ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid For:
                                                          ===================   ==================  ======================
Interest                                                                 $ -                  $ -                     $ -

                                                          ===================   ==================  ======================
Income Tax                                                               $ -                  $ -                     $ -
                                                          ===================   =================== ======================


The accompanying notes are an integral part of these financial statements.

                                RAVEN GOLD CORP.
                       (Formerly Riverbank resources Inc.)
         (AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS AS
                                OF JULY 31, 2006
                                   (UNAUDITED)



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

     It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.


     (B) Organization

     Riverbank Resources Inc. (an exploration stage company) (the "Company") was incorporated under the laws of the State of Nevada on February 9, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. Activities during the development stage include developing the business plan and raising capital.

     On August14, 2006 the Company filed a certificate of amendment to the Nevada Secretary of State to change its name to Raven Gold Corp.


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

                                RAVEN GOLD CORP.
                       (Formerly Riverbank resources Inc.)
   (AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS AS OF JULY 31,
                                      2006
                                   (UNAUDITED)


     (E) Mineral Interest

     Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. The Company had capitalized $3,000 related to the mineral rights acquired in 2005 and which were impaired of as of July 31, 2006.


     (F) Long-Lived Assets


     The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.


     (G) Income Taxes


     The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


     (H) Loss Per Share

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of July 31, 2006, there were no dilutive securities outstanding.


     (I) Business Segments


     The Company operates in one segment and therefore segment information is not presented.

                                RAVEN GOLD CORP.
                       (Formerly Riverbank resources Inc.)
                (AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL
                         STATEMENTS AS OF JULY 31, 2006
                                   (UNAUDITED)


     (J) Recent Accounting Pronouncements

     SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This (Expressed in U.S. Dollars) Statement applies to all voluntary changes in accounting
     principle.   It  also  applies  to  changes   required  by  an   accounting
     pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.


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


NOTE 3 LOANS

     In May of 2006, the Company received $3,100 in advances from its president. The balance is non- interest bearing and due on demand.

     On May 25, 2006 the Company borrowed funds in the amount of $75,000 from Paradisus Investment Corp. The Company wired $75,000 on the same date to Tara Gold Resources Corp. as part of a purchase agreement between Raven Gold Corp and Tara Gold Resources Corp for "Las Minitas" property.

                                RAVEN GOLD CORP.
                       (Formerly Riverbank resources Inc.)
                (AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL
                         STATEMENTS AS OF JULY 31, 2006
                                   (UNAUDITED)

     On May 26, 2006 the Company borrowed funds in the amount of $75,000 from Paradisus Investment Corp. The Company wired $75,000 on the same date to Tara Gold Resources Corp. as part of a purchase agreement between Raven Gold Corp and Tara Gold Resources Corp for "La Currita" property.

     On June 25, 2006 the Company borrowed $50,000 from RPMJ Corporate Communications Ltd. The Company wired $50,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp and Tara Gold Resources Corp for "La Currita" property.

     On June 27, 2006 the Company borrowed $175,000 from Zander Investment Limited. The Company wired $175,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp and Tara Gold Resources Corp for "Las Minitas" property.

     On July 25, 2006 the Company borrowed $50,000 from Zander Investment Limited. The Company wired $50,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp and Tara Gold Resources Corp for "La Currita" property.



NOTE 4 STOCKHOLDERS' EQUITY

     During 2005, the Company issued 6,420,000 shares of common stock to its founders for cash of $6,420 ($0.001 per share).


     During 2005, the Company issued 1,004,000 shares of common stock for cash of $50,200 ($0.05 per share).


NOTE 5 SUBSEQUENT EVENTS

     On August14, 2006 the Company filed a certificate of amendment to the Nevada Secretary of State to change its name to Raven Gold Corp.


     In August of 2006 the Company performed a 5 to 1 forward split of its common stock for a total of 37,120,000 shares issued and outstanding.


     On June 1, 2006 the Company entered into an agreement with Tara Gold Resources Corp, for the "La Minita" Property. Attached is a schedule of payments under the mentioned agreement:

                                RAVEN GOLD CORP.
                       (Formerly Riverbank resources Inc.)
       (AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS AS OF
                                  JULY 31, 2006
                                   (UNAUDITED)




     On June 1, 2006 the Company entered into an agreement with Tara Gold Resources Corp, for the "La Currita" Property. Attached is a schedule of payments under the mentioned agreement:

                                RAVEN GOLD CORP.
                       (Formerly Riverbank resources Inc.)
                (AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL
                         STATEMENTS AS OF JULY 31, 2006
                                   (UNAUDITED)




     As of September 18, 2006 the payment scheduled for August 25, 2006 has not been completed. The Company has not issued any shares that form part of the agreements with Tara Gold Resources Corp. for "Las Minitas" and "La Currita' properties as of September 18, 2006.


NOTE 6 GOING CONCERN

     As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $428,004 from inception. As shown in the accompanying financial statements, the Company has an accumulated deficit during the exploration stages of $489,885 for the period from February 9,2005 (inception) to July 31, 2006. This raises substantial doubt about its ability to

                                RAVEN GOLD CORP.
                       (Formerly Riverbank resources Inc.)
   (AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS AS OF JULY 31,
                                      2006
                                   (UNAUDITED)

     continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

--------------------------------------------------------------------------------

Item 2. Management's Discussions and Analysis or Plan of Operation


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


Raven Gold Corp. ("the Company", "we", "us") was incorporated in the state of Nevada on February 9, 2005. On April 26, 2005, the Company entered into a Purchase and Sale Agreement with Gudmund Lovang, an individual residing in North Vancouver British Columbia, whereby he sold to us a 100% undivided right title and interest in one mineral claim located in the Skeena Mining Division of British Columbia, Canada known as the Big Mike mineral property. We acquired this interest in the Big Mike property by paying $3,000 to Mr. Lovang. During the year ended April 30, 2006 the Company decided to discontinue exploration work on the Big Mike mineral project property and consequently the mineral rights were impaired 100%.


On June 1, 2006 the company entered an agreement with Tara Gold Resources Corp for the "Las Minita" property. The Las Minitas Property is located in Sonora, Mexico, approximately 40 air kilometers northwest of the town of Alamos. The property lies at the western edge of the province known as the Sierra Madre Occidental gold-silver belt where a number of successful gold/silver exploration projects are ongoing. Historical information regarding Las Minitas indicates three mineralized zones of interest that contain an estimated of 13,534,398 million tonnes of ore grading 7.58 oz/t silver and 0.0089 oz/t gold. Metallurgical testing indicates that recoveries of 90% for both silver and gold may be achievable by cyanidation alone. The Company will focus its initial efforts on the validation of the previous exploration work that outlined three wide, high-grade, lode-type mineralized bodies: the North, Central, and El Negro zones, with postulated strike lengths of 400, 500, and 700 meters respectively. These three zones are considered to be outstanding precious metal exploration targets and Tara Gold is currently developing a plan to confirm previous findings and conduct a focused sampling and drilling program.


On June 1, 2006 the company entered an agreement with Tara Gold Resources Corp for the "La Currita" property. In this agreement Raven Gold Corp. has the option to earn up to 60% interest in the La Currita Groupings by making certain payments to Tara Gold, issuing 750,000 shares, making all remaining property payments and by spending a minimum of $3.5 million over the next 36 months. In addition to the capital investment on exploration and mill expansion, Raven Gold Corp. is required to expand the La Currita Mill to a minimum of 4,000 tons per month before earning 40% and a minimum of 8,000 tons per month before earning 60% interest. The property includes 4 mines, a 150 ton/day operating floatation mill and stockpiled ore. The La Currita mine was in steady production from 1983 until 1998. A diamond drilling exploration program conducted in 1998 indicated 109,000 tons of 2.59 g/t Au and 200 g/t Ag. La Currita Groupings are located in the Sierra Madre Gold-Silver belt.

As of July 31, 2006 the Company had total assets of $ 1,466 consisting of $ 96 cash and $ 1,370 in prepaid expenses. This represents the Company's present and only sources of liquidity.


The Company's liabilities at July 31, 2006 totaled $434,731 consisting of $19,462 in current liabilities and $425,000 of long term liabilities.


For the three month period ending July 31, 2006 the Company generated no revenues and has incurred total expenses of $431,678 consisting of an operation loss of $6,678 and $ 425,000 in mineral rights impairment.


The on-going negative cash flow from operations raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.


The Company has not realized any revenues since inception, and for the three month period ended July 31, 2006, and it is presently operating at an ongoing deficit.


The Company will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to proceed with the anticipated investigation to identify and purchase new mineral properties worthy of exploration or any other business opportunities that may become available to the company. The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company's common stock. However the Company cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund the purchase and the development of any future projects. The Company believes that debt financing will not be an alternative for funding future corporate programs. The Company does not have any arrangements in place for any future equity financings.


The Company's plan of operation for the twelve months following the date of this report is to initiate an investigation to identify new opportunities in the mineral exploration field and opportunities that may be made available in other industries. It will also attempt to secure the necessary funding required to finance the purchase and development of the assets that may be purchased during the next twelve months. The Company is unable to estimate, at this time, the necessary funding required to purchase and develop any new assets that may be acquired in the next twelve months. It will only be able to make that determination once any assets are acquired.

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


Going Concern


As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $481,624 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.


We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to expand operations.

Recent Accounting Pronouncements


Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.


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

There were no reports filed on form 8K during the three months ending July 31, 2006.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Raven Gold Corp.

/s/ Gary Haukeland
-------------------
Gary Haukeland, Director
Date: September 19, 2006.