Form 10QSB
period 2006-10-31
RAVEN GOLD CORP
filed 2006-12-20
CIK 1332052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

|_| TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period _____________ to _____________

Commission File Number 333-126680

RAVEN GOLD CORP.
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-2551275
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2470 Saint Rose Parkway, Suite 304
Henderson, Nevada 89074
(Address of principal executive offices)

Issuer's telephone number, including area code: 702-562-4091

595 Howe Street, Suite 902, Box 12
Vancouver, B.C. V6C 2T5
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,620,000 Shares of Common Stock, $0.001 par value per share, issued and outstanding as of October 31, 2006.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2006 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
October 31, 2006 and April 30, 2006
(Stated in US Dollars)
(Unaudited)

	October 31,	April 30,
ASSETS	2006	2006

Current
Cash and Equivalents	$176,465	$-
Prepaid Expenses	10,127	1,370

	$186,592	$1,370

LIABILITIES

Current
Bank overdraft	$-	$2,957
Accounts payable	19,364	-
Advances from Related Party	3,100	-
Total Current Liabilities	22,464	2,957

LONG-TERM LIABILITIES	625,000	-

	647,464	2,957

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 69,000,000 authorized, 37,620,000 shares issued and outstanding, 7,424,000 as of April 30, 2006	37,620	7,424
Additional paid-in capital	119,000	49,196
Subscription receivable	(100,000)	-
Accumulated deficit accumulated during the pre-exploration stage	(517,492)	(58,207)

	(460,872)	(1,587)

	$186,592	$1,370

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the six months ended October 31, 2006 and 2005 and
for the period February 9, 2005 (Date of Inception) to October 31, 2006
(Stated in US Dollars)
(Unaudited)

					February 9, 2005
					(Date of
	Three months ended		Six months ended		Incorporation) to
	October31,		October 31,		October 31,
	2006	2005	2006	2005	2006

Expenses
Exploration costs and expenses	$-	$-	$-	$-	$29,750
Professional fees	1,812	4,438	8,039	7,452	29,646
General and administrative	337	3,050	368	6,140	666
Listing and filing	19,165	1,805	19,585	2,712	23,033
Investor relations	-	-	5,000	-	5,279
Total expenses	21,314	9,293	32,992	16,304	88,374

Loss from operations	(21,314)	(9,293)	(32,992)	(16,304)	(88,374)

Other Income and Expenses
Impairment (loss) of Mineral Rights	-	-	(425,000)	-	(428,000)
Foreign Currency transaction (loss)	(1,293)	-	(1,293)	(9)	(1,118)

Net loss for the period	$(22,607)	$(9,293)	$(459,285)	$(16,313)	$(517,492)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	37,258,888	7,424,000	37,258,888	7,424,000	35,735,648

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended October 31, 2006 and 2005 and
for the period February 9, 2005 (Date of Inception) to October 31, 2006
(Stated in US Dollars)
(Unaudited)

			February 9, 2005
			(Date of
	Six months ended		Inception) to
	October 31,		October 31,
	2006	2005	2006
Operating Activities
Net loss for the period	$(459,285)	$(16,313)	$(517,492)
Change in non-cash working capital balance:
Prepaid expenses	(8,757)	(1,370)	(10,127)
Accounts payable and accrued expenses	19,364	(2,122)	16,364

Cash used in operating activities	(448,678)	(19,805)	(505,255)

Investing Activities
Purchase of mineral rights	-	-	(3,000)

Financing Activities
Issuance of common stock
net of subscriptions receivable	-	-	56,620
Issuance of promissory notes payable	625,000	-	625,000
Due to related party	3,100	-	3,100

Cash from financing activities	628,100	-	684,720

Net Increase (decrease) in cash during the period	179,422	(19,805)	176,465

Cash, beginning of the period	(2,957	48,744	-

Cash, end of the period	$176,465	$23,939	$176,465

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B)	Organization

Riverbank Resources Inc. (an exploration stage company) (the”Company”) was incorporated under the laws of the State of Nevada on February 9, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. Activities during the development stage include developing the business plan and raising capital.

On August 14, 2006 the Company filed a certificate of amendment to the Nevada Secretary of State to change its name to Raven Gold Corp.

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

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

(D)	Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchaser to be cash equivalent.

(E)	Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned are classified as tangible assets. The Company had capitalized $3,000 related to the mineral rights acquired in 2005 and which were impaired as of October 31, 2006.

(F)	Long-lived Assets

The Company accounts for long-lived assets under the statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(G)	Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

(H)	Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2006, there were no dilutive securities outstanding.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB statement No 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This (Expressed in U.S. Dollars) Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

NOTE 2	ACQUISITION OF MINERAL RIGHTS

On April 26, 2005, the Company acquired the mining rights to two claims collectively known as the Big Mike Border Gold property located in the Skeena Mining District of British Columbia, Canada, for a purchase price of $3,000. The Company received rights to all minerals contained in the Big Mike Border Gold property.

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2006
(Stated in US Dollars)
(Unaudited)

NOTE 3	LOANS

In May of 2006, the Company received $3,000 in advances from its president. The balance is non-interest bearing and due on demand.

On May 25, 2006 the Company borrowed funds in the amount of $75,000 from Paradisus Investment Corp. The Company wired $75,000 on the same date to Tara Gold Resources Corp. as part of a purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp. for “Las Minitas” property.

On May 26, 2006 the Company borrowed funds in the amount of $75,000 from Paradsus Investment Corp. The Company wired $75,000 on the same date to Tara Gold Resources Corp. as part of a purchase agreement between Raven Gold Corp and Tara Gold Resources Corp for “La Currita” property.

On June 25, 2006 the Company borrowed $50,000 from RPMJ Corporate Communications Ltd. The Company wired $50,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp and Tara Gold Resources Corp for “La Currita” property.

On June 27, 2006 the Company borrowed $175,000 from Zander Investment Limited. The Company wired $175,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp. for “Las Minitas” property.

On July 27, 2006 the Company borrowed $50,000 from Zander Investment Limited. The Company wired $50,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “La Currita “ property.

On October 3, 2006 the Company borrowed $200,000 from 1230144 Alberta Ltd., a private corporation. The loan is non-interest bearing and due on demand.

NOTE 4	STOCKHOLDERS’ EQUITY

During 2005, the Company issued 6,420,000 shares of common stock to its founders for cash of $6,420 ($0.001 per share)

During 2005, the Company issued 1,004,000 shares of common stock for cash of $50,200 ($0.05 per share).

In August 2006 the Company performed a 5:1 forward split of its common stock for a total of 37,120,000 shares issued and outstanding.

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2006
(Stated in US Dollars)
(Unaudited)

NOTE 4	STOCKHOLDERS’ EQUITY (Continued)

On October 6, 2006 the Company entered into an agreement to acquire certain mineral properties from Tara Gold Resources Corp. Terms of the agreement required the Company to issue 500,000 restricted shares of common stock of the Company. On October 6 the Company issued the required restricted common stock of the Company for a stock subscription price of $100,000 ($0.20 per share).

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $508,255 from inception and an accumulated deficit during the exploration stages of $517,492 from inception. This raises serious substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussions and Analysis or Plan of Operation

Forward-Looking Statements

Some of the statements contained in this Form 10-QSB that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Some of the factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation the following:

•	our ability to attract and retain management;

•	our growth strategies;

•	anticipated trends in our business;

•	environmental risks;

•	exploration and development risks;

•	competition;

•	the ability of our management team to execute its plans to meet its goals;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

All written and oral forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

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

On May 30, 2006 the company entered an agreement with Tara Gold Resources Corp for the "La Currita" property. In this agreement Raven Gold Corp. has the option to earn up to 60% interest in the La Currita Groupings by making certain payments to Tara Gold, issuing 750,000 shares, making all remaining property payments and by spending a minimum of $3.5 million over the next 36 months. In addition to the capital investment on exploration and mill expansion, Raven Gold Corp. is required to expand the La Currita Mill to a minimum of 4,000 tons per month before earning 40% and a minimum of 8,000 tons per month before earning 60% interest. The property includes 4 mines, a 150 ton/day operating floatation mill and stockpiled ore. The La Currita mine was in steady production from 1983 until 1998. A diamond drilling exploration program conducted in 1998 indicated 109,000 tons of 2.59 g/t Au and 200 g/t Ag. La Currita Groupings are located in the Sierra Madre Gold-Silver belt.

Our financial results depend upon many factors, particularly the price of gold and silver and our ability to market our production. Commodity prices are affected by changes in market demands, which are impacted by overall economic activity, basis differentials and other factors. As a result, we cannot accurately predict future gold and silver prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of gold and silver reserves at economical costs are critical to our long-term success.

Plan of Operation

Our plan of operation for the next twelve months is to complete our efforts on the validation of the previous exploration work with respect to the “Las Minita” and “La Currita” properties.

We have not earned any revenues from the date of our incorporation on February 9, 2005 to October 31, 2006. We do not anticipate earning revenues unless we achieve net operating revenues from our “Las Minita” and “La Currita” properties, which is questionable pending the exploration and mill expansion results.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover gold or mineral findings on the properties, or if such findings are discovered, that we will enter into commercial production.

Results of Operations

Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005

We did not have any revenues for the three months ended October 31, 2006.

We did not incur any exploration expenses during the three months ended October 31, 2006 and 2005, as we have not commenced the exploration stage of our business. As we did not earn any revenues for three months ended October 31, 2006, our cost of revenues for three months ended October 31, 2006 was 0.

Our principal expenses during the three months ended October 31, 2006 were listing and filings fees associated listing, professional, administrate and foreign currency transaction costs. Our listing and filing expenses during the three months ended October 31, 2006 and 2005 increased approximately 962% from $1,805 to $19,165. The primary reasons for the increase were the additional transactions requiring higher filing costs.

Our professional fees, including legal, accounting and public relations fees, were $1,812 for the three months ended October 31, 2006, as compared to $4,438 during the three months ended October 31, 2005. The primary reason for the decrease of $2,626 or 59.17% was due to a reduction of legal services required during the three months period ended October 31, 2006.

Our general and administrative expenses were $337 for the three months ended October 31, 2006, as compared to $3,050 during the three months ended October 31, 2005. The decreased level of expenses being incurred by the Company arises out of its efforts to reduce overhead expenses and manage administrative costs.

Total expenses for the three months ended October 31, 2006 were $21,314 as compared to $9,293 for the three months ended October 31, 2005, representing an increase in total expenses of $12,021 or 129%. The increase was primarily due to a substantial increase in filing costs incurred by the Company associated with an increased amount of transactions undertaken by the Company.

Our net loss for the three months ended October 31, 2006 was $22,607 compared to a net loss of $9,293 for three months ended October 31, 2005, an increase of $13,314, or 143.27%. The net loss increase was primarily due to the listing and filing expenses incurred by us in satisfying requirements of being a reporting company.

Six Months Ended October 31, 2006 Compared to Six Months Ended October 31, 2005

We did not have any revenues for the six months ended October 31, 2006.

We did not incur any exploration expenses during the six months ended October 31, 2006 and 2005, as we have not commenced the exploration stage of our business. As we did not earn any revenues for six months ended October 31, 2006, our cost of revenues for six months ended October 31, 2006 was 0.

Our principal expenses during the six months ended October 31, 2006 were listing and filings fees associated primarily composed of professional fees, administrative and investor relation costs. Our listing and filing expenses during the six months ended October 31, 2006 and 2005 increased approximately 622.16% from $2,712 to $19,585. The primary reasons for the increase were the more transactions undertaken by the Company requiring higher compliance and filing costs.

Our professional fees, including legal, accounting and public relations fees, were $13,039 for the six months ended October 31, 2006, as compared to $7,452 during the six months ended October 31, 2005. The primary reason for the increase of $5,587 or 74.97% was the investor relations fee of $5,000.

Our general and administrative expenses were $368 for the six months ended October 31, 2006, as compared to $6,140 during the six months ended October 31, 2005. The decreased level of expenses being incurred by the Company is attributed to our efforts to reduce general and administrative costs and a better management of costs.

Total expenses for the six months ended October 31, 2006 were $32,992 as compared to $16,304 for the six months ended October 31, 2005, representing an increase in total expenses of $16,688 or 102.35%. The increase was primarily due to higher listing, filing and investor relations costs.

Our net loss for the six months ended October 31, 2006 was $459,285 compared to a net loss of $16,313 for six months ended October 31, 2005, an increase of $442,972, or 2,715.45%. The substantial net loss increase was primarily due to loss of mineral rights incurred in connection with the application of SFAS 154 (‘Accounting Changes and Error Corrections’).

Liquidity and Capital Resources

Our total current assets as of October 31, 2006 were $176,465, including $176,465 in cash as compared with $1,370 in total current assets as of April 30, 2005, which included cash of $0. Additionally, we had a shareholders deficiency in the amount of $460,872 as of October 31, 2006 as compared to shareholders’ deficiency of $1,587 as of April 30, 2005. The shareholders’ deficit is a result of the Company incurring a loss of mineral rights during the aforementioned period. We have historically incurred losses and have financed our operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding increased from 7,424,000 to 37,120,000 as of October 31, 2006. This increase was primarily a result of a 5-for-1 forward stock split of the Company’s common stock which was we effected in August of 2006.

We had $448,678 of negative cashflow (cash outflow) from operating activities for the six months ended on October 31, 2006, compared to a negative cashflow of $19,805 for the six months ended October 31, 2005, an increase in cash outflow of approximately 2,165.48% or $428,873. The substantial increase in cash outflow was primarily attributable to loss incurred by the Company in connection with the loss of mineral rights during the aforementioned period.

We had $628,100 of cash inflow from financing activities during the six months ended October 31, 2006, as compared to no cashflow from financing activities for the six months ended October 31, 2005, attributable to issuance of promissory notes payable.

We had no cashflow from investing activities for the six months ended on October 31, 2006, and we did not have any cashflow from investing activities during the six months ended on October 31, 2005.

The on-going negative cash flow from operations raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the six month period ended October 31, 2006, and it is presently operating at an ongoing deficit.

We have not attained profitable operations and will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to proceed with the anticipated investigation to identify and purchase new mineral properties worthy of exploration or any other business opportunities that may become available to the company. The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company's common stock. However, the Company cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund the purchase and the development of any future projects. The Company believes that debt financing will not be an alternative for funding future corporate programs. The Company does not have any arrangements in place for any future equity financings.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations are discussed throughout Management's Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. The mineral rights will be amortized using the units-of-production method when production at each project commences.

Long-lived Assets

The Company accounts for long-lived assets under the statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage and has not commenced the exploration stage of its business and has a negative cash flow from operations of $505,255 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB statement No 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This (Expressed in U.S. Dollars) Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

Item 3. Controls and Procedures

Our management, which includes our Chief Executive Officer and our Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently a party to, nor is any of its property currently the subject of, any pending legal proceeding. None of the Company's directors, officers or affiliates is involved in a proceeding adverse to the Company's business or has a material interest adverse to the Company's business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 6, 2006 the Company issued 500,000 restricted shares of common stock to Tara Gold Resources Corp. (“Tara Gold”) in consideration of $100,000, $0.20 per share, pursuant to the agreement signed with Tara Gold on equal date under which the Company acquired certain mineral properties.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Resignation of Gary Haukeland as Chief Financial Officer.

On October 17, 2006, Gary Haukeland resigned as the Chief Financial Officer of the Company.

Appointment of Bashir Virji as Chief Financial Officer

On October 17, 2006, our board of directors appointed Bashir Virji as Chief Financial Officer of the Company. Mr. Virji does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Bashir Virji. Mr. Virji became our Chief Financial Officer on October 17, 2006. Prior to joining the Company, Mr. Virji was controller at Point of View Developments, a major land developer and condominium builder in North America based in Calgary, Canada. From 2005 to 2006 Mr. Virji was a manager at Fairman Law, a chartered Accounting practice in London, UK. From 2003 to 2004, Mr. Virji served as the Chief Financial Officer at Genesis Land Development Corp., a major land developer in Alberta, Canada and a TSX listed company based in Calgary, Canada. From 1993 to 2002, Mr. Virji served as the Chief Financial Officer at VECO Canada Ltd, an engineering, procurement and construction company in the energy sector based in Calgary. Canada. Mr. Virji originally secured his Chartered Accountant designation in the UK in the late seventies and his Canadian designation in the mid-eighties.

Item 6. Exhibits and Report on Form 8-K

3(i)1	Articles of Incorporation of Raven Gold Corp. (1)

3(i)(2)
Certificate of Amendment to the Articles of Incorporation of Raven Gold Corp. (the "Company"), filed with the Secretary of the State of Nevada on August 11, 2006, changing the name of the Company from Riverbank Resources Corp. to Raven Gold Corp. (2)

3(i)(2)
Certificate of Amendment to the Articles of Incorporation of Raven Gold Corp. (the "Company"), filed with the Secretary of the State of Nevada on August 17, 2006, effecting a 5-for-1 forward stock split of the Company’s common stock. (2)

3(ii)	By-laws of Raven Gold Inc (formerly Riverbank Resources Corp.) (1)

10.1	Agreement between Amermin S.A. de C.V and Tara Gold Resources Corp. (3)

10.2	Agreement between Las Minitas Groupings and Tara Gold Resources Corporation. (3)

16.1	Letter from Webb & Company, P.A. dated September 19, 2006. (4)

16.1	Letter from Webb & Company, P.A. dated September 27, 2006. (5)

31.1	Certification of Periodic Financial Reports by Gary Haukeland in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Periodic Financial Reports by Bashir Virji in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Periodic Financial Reports by Gary Haukeland in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

32.2	Certification of Periodic Financial Reports by Bashir Virji in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

* Filed Herewith
(1) Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 with the SEC on June 18, 2005.
(2) Shall be filed by via an amendment.
(3) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 22, 2006.
(4) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 20, 2006.
(5) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on September 29, 2006.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN GOLD CORP.

Date: December 20, 2006	By:	/s/ Gary Haukeland
Gary Haukeland
Chief Executive Officer and Chief Financial Officer

Date: December 20, 2006	By:	/s/ Bashir Virji
Bashir Virji
Chief Financial Officer