Form 10QSB
period 2007-01-31
RAVEN GOLD CORP
filed 2007-03-21
CIK 1332052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

|_| TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____________ to _____________

Commission File Number 333-126680

RAVEN GOLD CORP.
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-2551275
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 205 - 598 Main Street
Penticton, British Columbia, Canada V2A-5C7
(Address of principal executive offices)

Issuer's telephone number, including area code: (604) 688-7526

2470 Saint Rose Parkway, Suite 304
Henderson, Nevada 89074
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 75,240,000 shares of Common Stock, $0.001 par value per share, issued and outstanding as of March 14, 2007.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2007 and April 30, 2006

(Stated in US Dollars)

(Unaudited)

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
January 31, 2007 and April 30, 2006
(Stated in US Dollars)
(Unaudited)

	January 31,	April 30,
ASSETS	2007	2006

Current
Cash and Equivalents	$71,859	$-
Prepaid Expenses	-	1,370
	71,859	1,370

	$71,859	$1,370

LIABILITIES
Current
Bank overdraft	$-	$2,957
Accounts payable	15,124	-
Advances from Related Party	3,100	-
Loans payable	575,000	-
Total Current Liabilities	593,224	2,957

STOCKHOLDERS’ DEFICIENCY

Capital stock
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 69,000,000 authorized, 37,620,000 shares issued and outstanding, 7,424,000 as of April 30, 2006	37,620	7,424
Additional paid-in capital	119,000	49,196
Subscription receivable	(100,000)	-
Accumulated deficit accumulated during the pre-exploration stage	(577,985)	(58,207)

	(521,365)	(1,587)

	$71,859	$1,370

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the nine months ended January 31, 2007 and 2006 and
for the period February 9, 2005 (Date of Inception) to January 31, 2007
(Stated in US Dollars)
(Unaudited)

					February 9, 2005
	Three months ended January 31,		Nine months ended January 31,		(Date of Incorporation) to January 31,
	2007	2006	2007	2006	2007

Expenses
Exploration costs and expenses	$-	$25,000	$-	$25,000	$29,750
Professional fees	18,071	3,316	26,110	10,768	47,717
General and administrative	23,697	306	24,065	6,446	24,363
Listing and filing	3,559	225	23,144	2,937	26,592
Investor relations	14,668	-	19,668	-	19,947
Total expenses	59,995	28,847	92,987	45,151	148,369

Loss from operations	(59,995)	(28,847)	(92,987)	(45,151)	(148,369)

Other Income and Expenses
Impairment (loss) of Mineral Rights	-	(3,000)	(425,000)	-	(428,000)
Foreign Currency transaction (loss)	(498)	-	(1,791)	-	(1,616)

Net loss for the period	$(60,493)	$(31,847)	$(519,778)	$(45,151)	$(577,985)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	37,258,888	7,424,000	37,258,888	7,424,000	35,735,648

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended January 31, 2007 and 2005 and
for the period February 9, 2005 (Date of Inception) to January 31, 2007
(Stated in US Dollars)
(Unaudited)

			February 9, 2005
			(Date of
	Nine months ended		Inception) to
	January 31,		January 31,
	2007	2006	2007
Operating Activities
Net loss for the period	$(519,778)	$(45,151)	$(577,986)
Change in non-cash working capital balance:
Prepaid expenses	1,370	(1,370)	-
Accounts payable and accrued expenses	15,081	144	18,082

Cash used in operating activities	(503,327)	(46,377)	(559,904)

Investing Activities
Purchase of mineral rights	-	-	(3,000)

Financing Activities
Issuance of common stock
net of subscriptions receivable	-	-	56,620
Issuance of promissory notes payable	575,000	-	575,000
Due to related party	3,100	-	3,100

Cash from financing activities	578,100	-	634,720

Net Increase (decrease) in cash during the period	74,773	(46,377)	71,816

Cash, beginning of the period	(2,957)	48,744	-

Cash, end of the period	$71,816	$2.67	$71,816

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2007
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

Riverbank Resources Inc. (an exploration stage company) (“the Company”) was incorporated under the laws of the State of Nevada on February 9, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. Activities during the development stage include developing the business plan and raising capital.

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
January 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

(E)	Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned are classified as tangible assets. The Company had capitalized $3,000 related to the mineral rights acquired in 2005 and which were impaired as of January 31, 2007.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2007, there were no dilutive securities outstanding.

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2007
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

On August 23, 2006 the Company entered into an agreement with Tara Gold Resources Corp., for the La Currita Property, which was effective as of May 30, 2006. According to the agreement the Company was to make payments of $50,000 on the 25th day of each month commencing June 2006 and ending April 2007. A final payment of $25,000 is to be made May 25, 2007. Furthermore, according to the agreement on October 26, 2006, the Company issued and delivered to Tara Gold Resources Corp. 250,000 restricted shares of common stock. The Company has not made payments according to the scheduled required payments and has only paid a total of $150,000 against the scheduled required payments. An amount owing of $425,000 for the agreement is owing.

On August 23, 2006 the Company also entered into an agreement with Tara Gold Resources Corp., for the Las Minitas Property, which was effective as of June 1, 2006. According to the agreement the Company was to make payments of $75,000 on the date of the agreement, $225,000 by August 1, 2006, and a final payment of $300,000 was to be made November 1, 2006. Furthermore, according to the agreement on October 26, 2006, the Company issued and delivered to Tara Gold Resources Corp. 250,000 restricted shares of common stock. The Company has not made payments according to the scheduled required payments and has only paid a total of $250,000 against the scheduled required payments. An amount owing of $450,000 for the agreement is owing. Upon payment of the balance, the Company will retain a 20% interest in this property.

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2007
(Stated in US Dollars)
(Unaudited)

NOTE 3  LOANS

In May of 2006, the Company received $3,000 in advances from its former president. The balance is non-interest bearing and due on demand

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

On July 27, 2006 the Company borrowed $50,000 from Zander Investment Limited. The Company wired $50,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “La Currita” property.

On October 3, 2006 the Company borrowed $200,000 from 1230144 Alberta Ltd., a private corporation. The loan is non-interest bearing and due on demand.

On January 25, 2007 the Company wired $50,000 to Tara Gold Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “La Currita” property. A total amount of $425,000 is owing to Tara Gold Resources Corp. at January 31, 2007.

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
January 31, 2007
(Stated in US Dollars)
(Unaudited)

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $612,904 from inception and an accumulated deficit during the exploration stages of $627,986 from inception. This raises serious substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6	SUBSEQUENT EVENTS

In March 2007 the Company pursuant to the approval of its shareholders holding the majority of its issued and outstanding shares as of February 20, 2006, increased its authorized common stock from 69,000,000 shares to 500,000,000 shares.

In addition, in March 2007 the Company performed a 2:1 forward split of its common stock such that there were 75,240,000 shares issued and outstanding after the forward split.

Item 2. Management's Discussions and Analysis or Plan of Operation

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-QSB (the “Quarterly Report”) that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Quarterly Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Some of the factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation the following:

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

All written and oral forward-looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

Raven Gold Corp. ("the Company", "we", "us") was incorporated in the state of Nevada on February 9, 2005. On April 26, 2005, we entered into a Purchase and Sale Agreement with Gudmund Lovang, an individual residing in North Vancouver British Columbia, whereby he sold to us a 100% undivided right title and interest in one mineral claim located in the Skeena Mining Division of British Columbia, Canada known as the Big Mike mineral property. We acquired this interest in the Big Mike property by paying $3,000 to Mr. Lovang. During the year ended April 30, 2006 the Company decided to discontinue exploration work on the Big Mike mineral project property and consequently the mineral rights were impaired 100%.

In August of 2006 and effective as of June 1, 2006 we entered an agreement with Tara Gold Resources Corp for the "Las Minitas" property. The Las Minitas Property is located in Sonora, Mexico, approximately 40 air kilometers northwest of the town of Alamos. The property lies at the western edge of the province known as the Sierra Madre Occidental gold-silver belt where a number of successful gold/silver exploration projects are ongoing. Historical information regarding Las Minitas indicates three mineralized zones of interest that contain an estimated of 13,534,398 million tonnes of ore grading 7.58 oz/t silver and 0.0089 oz/t gold. Metallurgical testing indicates that recoveries of 90% for both silver and gold may be achievable by cyanidation alone. We plan to focus our initial efforts on the validation of the previous exploration work that outlined three wide, high-grade, lode-type mineralized bodies: the North, Central, and El Negro zones, with postulated strike lengths of 400, 500, and 700 meters respectively. These three zones are considered to be outstanding precious metal exploration targets and Tara Gold is currently developing a plan to confirm previous findings and conduct a focused sampling and drilling program.

In addition, in August of 2006 and effective as of May 30, 2006 we entered an agreement with Tara Gold Resources Corp for the "La Currita" property. In this agreement Raven Gold Corp. has the option to earn up to 60% interest in the La Currita Groupings by making certain payments to Tara Gold, issuing 750,000 shares, making all remaining property payments and by spending a minimum of $3.5 million over the next 36 months. In addition to the capital investment on exploration and mill expansion, we are required to expand the La Currita Mill to a minimum of 4,000 tons per month before earning 40% and a minimum of 8,000 tons per month before earning 60% interest. The property includes 4 mines, a 150 ton/day operating floatation mill and stockpiled ore. The La Currita mine was in steady production from 1983 until 1998. A diamond drilling exploration program conducted in 1998 indicated 109,000 tons of 2.59 g/t Au and 200 g/t Ag. La Currita Groupings are located in the Sierra Madre Gold-Silver belt.

On February 23, 2007, we filed a Certificate of Amendment to our Articles of Incorporation, as amended, (the “Amendment”) with the Secretary of State of the State of Nevada that was effective as of March 5, 2007, to increase our authorized common stock from 69,000,000 shares to 500,000,000 shares (the “Increase”). In addition, we filed the Amendment to effect a forward split (the “Forward Split”) of all of our shares of common stock issued and outstanding as of the close of business on March 5, 2007 (the “Split Date”), whereby we issued for every 1 share of our common stock issued and outstanding as of the close of business on the Split Date, 1 additional share of our common stock.

Effective as of March 6, 2007, in connection with the Forward Split, our Common Stock commenced trading under the new ticker symbol “RVNG.OB”.

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

Plan of Operation

Our plan of operation for the next twelve months is to complete our efforts on the validation of the previous exploration work with respect to the “Las Minitas” and “La Currita” properties.

We have not earned any revenues from the date of our incorporation on February 9, 2005 to January 31, 2007. We do not anticipate earning revenues unless we achieve net operating revenues from our “Las Minitas” and “La Currita” properties, which is questionable pending the exploration and mill expansion results.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover gold or mineral findings on the properties, or if such findings are discovered, or that we will enter into commercial production.

Results of Operations

Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006

We did not have any revenues for the three months ended January 31, 2007.

We did not incur any exploration expenses during the three months ended January 31, 2007 and 2006, as we have not commenced the exploration stage of our business. As we did not earn any revenues for three months ended January 31, 2007, our cost of revenues for three months ended January 31, 2007 was 0.

Total expenses for the three months ended January 31, 2007 were $59,995 as compared to $28,847 for the three months ended January 31, 2006, representing an increase in total expenses of $31,148 or 108%. The increase was primarily due to a substantial increase in filing costs incurred by the Company associated with an increased amount of transactions undertaken by the Company.

Our net loss for the three months ended January 31, 2007 was $60,493 compared to a net loss of $31,847 for three months ended January 31, 2006, an increase of $28,646, or 90%. The net loss increase was primarily due to the listing and filing expenses incurred by us in satisfying requirements of being a reporting company.

Nine Months Ended January 31, 2007 Compared to Nine Months Ended January 31, 2006

We did not have any revenues for the nine months ended January 31, 2007.

We did not incur any exploration expenses during the nine months ended January 31, 2007 and 2006, as we have not commenced the exploration stage of our business. As we did not earn any revenues for nine months ended January 31, 2007, our cost of revenues for nine months ended January 31, 2007 was 0.

Total expenses for the nine months ended January 31, 2007 were $92,987 as compared to $45,151 for the nine months ended January 31, 2006, representing an increase in total expenses of $47,836 or 106%. The increase was primarily due to higher listing, filing and investor relations costs.

Our net loss for the nine months ended January 31, 2007 was $519,778 compared to a net loss of $45,151 for nine months ended January 31, 2006, an increase of $474,627, or 1000.5%. The substantial net loss increase was primarily due to loss of mineral rights incurred in connection with the application of SFAS 154 (‘Accounting Changes and Error Corrections’).

Liquidity and Capital Resources

Our total current assets as of January 31, 2007 were $71,859, including $71,859 in cash as compared with $1,370 in total current assets as of April 30, 2006, which included cash of $0. Additionally, we had a shareholders deficiency in the amount of $521,365 as of January 31, 2007 as compared to shareholders’ deficiency of $1,587 as of April 30, 2006. The shareholders’ deficit is a result of the Company incurring a loss of mineral rights during the aforementioned period. We have historically incurred losses and have financed our operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding increased from 37,620,000 to 75,240,000 effective as of March 6, 2007. This increase was a direct result of a 2-for-1 forward stock split of our common stock which we effected in March of 2007.

We had $503,327 of negative cashflow (cash outflow) from operating activities for the nine months ended on January 31, 2007, compared to a negative cashflow of $46,377 for the nine months ended January 31, 2006, an increase in cash outflow of approximately 980.5% or $456,950. The substantial increase in cash outflow was primarily attributable to loss incurred by the Company in connection with the loss of mineral rights during the aforementioned period.

We had $578,100 of cash inflow from financing activities during the nine months ended January 31, 2007, as compared to no cashflow from financing activities for the nine months ended January 31, 2006, attributable to issuance of promissory notes payable.

We had no cashflow from investing activities for the nine months ended on January 31, 2007, and we did not have any cashflow from investing activities during the nine months ended on January 31, 2006.

The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan.

We have not realized any revenues since inception, and for the nine month period ended January 31, 2007, and we are presently operating at an ongoing deficit.

We have not attained profitable operations and will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to proceed with the anticipated investigation to identify and purchase new mineral properties worthy of exploration or any other business opportunities that may become available to us. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the purchase and the development of any future projects. We believe that debt financing will not be an alternative for funding future corporate programs. We do not have any arrangements in place for any future equity financings.

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

Long-lived Assets

We account for long-lived assets under the statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Income Taxes

We account for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Going Concern

As reflected in the accompanying financial statements, we are in the exploration stage and have not commenced the exploration stage of our business and have a negative cash flow from operations of $559,904 from inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to expand operations.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to us and have no effect on the financial statements.

SFAS 155, Accounting for certain Hybrid Financial Instruments and SFAS 156, Accounting for servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to us and have no effect on the financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB statement No 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This (Expressed in U.S. Dollars) Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. We have not yet determined the effect of implementing this standard.

Item 3. Controls and Procedures

Our management, which includes our Chief Executive Officer and our Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

Item 3A(T). Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to, nor is any of our properties currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 4. Submission of Matters to a Vote of Security Holders

On February 20, 2007, our shareholders holding 53% of our issued and outstanding common stock as of the equal date approved via an action by the written consent of the majority of shareholders for us to increase our authorized common stock from 37,620,000 shares to 75,240,000 shares. In connection with said increase, we also effected a 2-for-l (2:1) forward stock split (the “Forward Split”). The Forward Split became effective on March 6, 2007 (“Effective Date”), upon the filing by us of the Certificate of Amendment with the Nevada Secretary of State. On the Effective Date, 37,620,000 issued and outstanding shares of our common stock were increased to 75,240,000 shares, and in connection with the Forward Split our common stock commenced trading under the new ticker symbol “RVNG.OB”.

Item 5. Other Information

(a) None.

(b) As of the date of this Quarterly Report, the Company does not have any board of directors committees. No material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors occurred or implemented since the Company’s last periodic filing, its Quarterly Report filed on Form 10-QSB for the six months ended October 31, 2006.

Item 6. Exhibits and Report on Form 8-K

3(i)1	Articles of Incorporation of Raven Gold Corp. (1)

3(i)(2)	Certificate of Amendment filed with the Secretary of State of the State of Nevada on February 23, 2007. (2)

3(ii)	By-laws of Raven Gold Inc (formerly Riverbank Resources Corp.) (1)

31.1	Certification of Periodic Financial Reports by Gary Haukeland in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Periodic Financial Reports by Bashir Virji in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Periodic Financial Reports by Gary Haukeland in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

32.2	Certification of Periodic Financial Reports by Bashir Virji in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

* Filed Herewith
(1) Incorporated by reference to the Company’s Registration Statement filed with the SEC on Form SB-2 on June 18, 2005.
(2) Incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on March 12, 2007.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN GOLD CORP.

Date: March 21, 2007	By:	/s/ Gary Haukeland
Gary Haukeland
Chief Executive Officer

Date: March 21, 2007	By:	/s/ Bashir Virji
Bashir Virji
Chief Financial Officer