Form 10QSB/A
period 2006-07-31
RAVEN GOLD CORP
filed 2007-07-02
CIK 1332052

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB/A

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

#205-598 Main Street
Penticton, B.C., V2A-5C7
(Address of principal executive offices) (Postal or Zip Code)

Issuer's telephone number, including area code: 250-492-3432

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

Explanatory Note

The Company has determined, after consultation with its independent registered public accounting firm, that a restatement of its financial statements for the three months ended July 31, 2006 filed as part of its Quarterly Report on Form 10-QSB with the Securities and Exchange Commission on September 19, 2006 (the “Report”), was necessary due to certain erroneous entries appearing in its financial statements. Specifically, this amended Annual Report on Form 10-QSB/A (the “Amended Report”) amends and restates the Report solely to (i) amend and restate the Company’s financial statements filed as part of the Report (the “Financial Statements”) to correct (a) the failure by the Company to properly account for the value of the Las Minitas property and the La Currita property rights (collectively, the “Mineral Rights”) acquired by the Company during the three months ended July 31, 2006, as now correctly set forth in the Balance Sheet under the caption “Current Assets” located on page 4 of this Amended Report, (b) the previously erroneous “Accumulated Deficit During Exploration Stage” entry and “Total Liabilities & Stockholders’ Deficiency” entry as of July 31, 2006, which now accounts for the acquisition of the Mineral Rights, as set forth in the Statement of Shareholders Equity on page 5 of this Amended Report, (c) disclose that there was no impairment relating to the Mineral Rights as now correctly set forth in the Statement of Operations located on page 5 of this Amended Report, and (d) the erroneous “Net Loss” entry and “Cash Flow from Investing Activities” entry for the three months ended July 31, 2006, which now accounts for the purchase of the Mineral Rights and corresponding adjustment to the “Net Loss” entry, as set forth in the Statement of Cash Flows located on page 6 of this Amended Report, (ii) correctly disclose in Note #6 accompanying the Financial Statements, the accumulated deficit incurred by the Company from February 9, 2005 (date of inception) to July 31, 2006, (iii) include an updated and revised review report of the Company’s independent registered public accountants relating to the Financial Statements, and (iv) revise the discussion contained in the section titled “Management Discussion and Analysis or Plan of Operation” in light of the aforementioned changes.

Throughout this report, we refer to Raven Gold Corp. as “we,” “us,” “our company,” or “the Company.”

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada
June 5, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

RAVEN GOLD CORP.
(Formerly Riverbank Resources Inc.)
BALANCE SHEET
(An Exploration Stage Company)
(Stated in US Dollars)
July 31, 2006
(Un-audited)

ASSETS
CURRENT ASSETS

Cash and Equivalents		$96
Prepaid Expenses		$1,370
Total Current Assets		$1,466

Mineral Properties		$425,000

TOTAL ASSETS		$426,466

CURRENT LIABILITIES

Advances from Related Party		$3,100
Accounts Payable		$6,631
Total Current Liabilities		$9,731

LONG-TERM LIABILITIES
Loans		$425,000
Total Long-Term Liabilities		$425,000

TOTAL LIABILITIES		$434,731

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
1,000,000 Shares Authorized, None Issued
and outstanding		0
Common Stock, $0.001 par value
69,000,000 Shares Authorized, 37,120,000
Shares Issued and Outstanding		$37,120
Paid in Capital		$19,500
Accumulated Deficit During Exploration Stage		$(64,885)
TOTAL STOCKHOLDERS DEFICIENCY	$	(8,265)

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIENCY		$426,466

The accompanying notes are an integral part of these financial statements.

RAVEN GOLD CORP.
(Formerly Riverbank Resources Inc.)
STATEMENT OF OPERATIONS
(An Exploration Stage Company)
(Stated in US Dollars)

	For the three Months Ended July 31		From Inception (February 9, 2005) to
	2006	2005	July 31 2006
	(Un-audited)	(Un-audited)	(Audited)
REVENUE	$-	$-	$-

EXPENSES
Exploration Costs and Expenses		$-	$29,750
Professional fees	$6,227	$3,014	$27,834
General and Administrative	$31	$111	$329
Listing and Filing	$420	$907	$3,868
Investor relations	$-	$-	$279
Total Expenses	$6,678	$4,032	$62,060

Loss From operations	$(6,678)	$(4,032)	$(62,060)
Other Income and Expenses

Impairment (loss) Mineral Rights	$-	$-	$(3,000)
Foreign Currency transaction Gain (loss)	$-	$(9)	$175
	$-	$(9)	$(2,825)
Total Other Income & Expenses Loss	$(6,678)	$(4,041)	$ (64,885)
Before Income Taxes

Provision for Income Tax	$-	$-	$-

Net Loss	$ (6,678)	$(4,041)	$ (64,885)

Basic & Diluted (loss) per Share	(0.01)	(0.000)	(0.01)

Weighted Average Number of Shares Outstanding- Basic & Diluted	37,120,000	37,120,000	32,596,760

The accompanying notes are an integral part of these financial statements.

RAVEN GOLD CORP.
(Formerly Riverbank Resources Inc.)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
From Inception (February 9, 2005) to July 31, 2006
(An Exploration Stage Company)
(Stated in US Dollars)

					Additional
	Common Stock		Preferred Stock		Paid in		Accumulated	Total
	Shares	Amount	Shares	Amount	Capital		Deficit	Equity

Common Stock Issued @ Founders	32,100,000	$32,100	$-	$-	$(25,680)			$6,420
for Cash ( $0.001 per share)

Common Stock Issued for Cash
($0.05 per share)	5,020,000	$5,020			$45,180			$50,200

Net (Loss) for period							$(7,290)	$(7,290)

Balance, April 30, 2005	37,120,000	$37,120	$-	$-	$19,500		$(7,290)	$49,330

Net (Loss) for period							$(50,917)	$(50,917)

Balance, April 30, 2006	37,120,000	$37,120	$-	$-	$19,500		$(58,207)	$(1,587)

Net (Loss) for period							$(6,678)	$(6,678)

Balance, July 31, 2006	37,120,000	$37,120	$-	$-	$19,500	$	(64,885)	$(8,265)

The accompanying notes are an integral part of these financial statements.

RAVEN GOLD CORP.
(Formerly Riverbank Resources Inc.)
STATEMENT OF CASH FLOWS
(An Exploration Stage Company)
(Stated in US Dollars)

	For the three Months Ended July 31		From Inception (February 9, 2005) to
	2006	2005	July 31 2006
	(Un-audited)	(Un-audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,678)	$(4,041)	$(64,885)
Adjustments to Reconcile Net Loss
to Net Cash Used in Operations:
Changes in Operating Assets and Liabilities	$-	$-	$3,000
Prepaid Expenses	$-	$(3,650)	$(1,370)
Accounts Payable & Accrued Expenses	$3,674	$876	$6,631
Net Cash Used In Operating Activities	$(3,004)	$(6,815)	$(56,624)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Mineral Rights	$(425,000)	$-	$(428,000)
Net Cash Used In Investing Activities	$(425,000)	$-	$(428,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	$425,000	$425,000
Advances from Related Party	$3,100	$-	$3,100
Bank Overdraft	$-	$-	$-
Proceeds from Issuance of Common Stock	$-	$-	$56,620
Net Cash Provided By Financing Activities	$428,100	$-	$484,720

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$-	$48,744	$-
NET INCREASE (DECREASE) IN CASH	$96	$(9,794)	$96
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96	$41,929	$96

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid For:

Interest	$-	$-	$-

Income Tax	$-	$-	$-

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

NOTE 6 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $428,004 from inception. As shown in the accompanying financial statements, the Company has an accumulated deficit during the exploration stages of $64,885 for the period from February 9,2005 (inception) to July 31, 2006. This raises substantial doubt about its ability to

RAVEN GOLD CORP.
(Formerly Riverbank resources Inc.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS AS OF JULY 31, 2006

(UNAUDITED)

continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of July 31, 2006 the Company had total assets of $ 426,466 consisting of $ 96 cash, $ 1,370 in prepaid expenses and $425,000 investment in Mineral Properties. This represents the Company's present and only sources of liquidity.

The Company's liabilities at July 31, 2006 totaled $434,731 consisting of $9,731 in advances from related parties and accounts payable, and $425,000 in loans payable.

For the three month period ending July 31, 2006 the Company generated no revenues and has incurred total expenses of $6,678 consisting of an operation loss of $6,678.

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

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $56,624 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on form 8K during the three months ending July 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN GOLD CORP.

Date: June 22, 2007	By:	/s/ Blair Naughty
Blair Naughty
Chief Executive Officer and President

RAVEN GOLD CORP.

Date: June 22, 2007	By:	/s/ Bashir Virji
Bashir Virji
Chief Financial Officer, acting Principal Financial Officer, and acting Principal Accounting Officer