Form 10QSB/A
period 2006-10-31
RAVEN GOLD CORP
filed 2007-07-02
CIK 1332052

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

Explanatory Note

On June 11, 2007, the Company filed a Current Report on Form 8-K (the “Current Report”) to disclose that as part of its review of its periodic filings made with the Securities and Exchange Commission, the Company’s management has discovered that the agreements covering the borrowings in the amount of $425,000 (the “Advances”) obtained by the Company from several private lenders (the “Lenders”) and subsequent payments of the same amounts to a certain private company (the “Owner”), party to the Joint Venture Agreement dated August 23, 2006, as amended, and binding Letter of Intent Agreement dated August 23, 2006 (collectively, the “Agreements”), as amended, were not properly accounted for by the Company in its financial statements, as more fully set forth in the Current Report. Furthermore, as also disclosed in the Current Report, as part of its review of its periodic filings made with the SEC, the Company’s management also discovered that (i) the agreements covering the Advances were not formally entered into. In light of the foregoing, on May 17, 2007, the Company entered into loan agreements (the “Agreements”) with the Lenders to formalize the terms of the Advances, as more fully set forth Current Report.

In addition, as part of its review of its periodic filings made with the SEC, the Company has also determined that the Company has previously obtained proceeds in the amount of $1,200,000 (the “Proceeds”) without entering into formal loan arrangements covering such Proceeds. In light of the foregoing, on May 17, 2007, the Company issued three promissory notes (the “Promissory Notes”) with these lenders to formalize the terms of the repayments of the Proceeds, as more fully set in the Current Report.

Last, on May 17, 2007, the Company issued amended and restated promissory notes in the aggregate amount of $400,000 to the holders of the Notes in replacement of the promissory notes previously held by the Holders, as more fully set forth Current Report.

In light of the foregoing events reported in the Current Report, the Company has determined, after consultation with its independent registered public accounting firm, that a restatement of its financial statements for the six months ended October 31, 2006 filed as part of its Quarterly Report on Form 10-QSB with the Securities and Exchange Commission on December 20, 2006 (the “Report”), was necessary due to certain erroneous entries appearing in its financial statements. Specifically, this amended Annual Report on Form 10-QSB/A (the “Amended Report”) amends and restates the Report solely to (i) amend and restate the Company’s financial statements filed as part of the Report (the “Financial Statements”) to correct (a) the failure by the Company to properly account for the value of the Las Minitas property and the La Currita property rights (collectively, the “Mineral Rights”) acquired, and other investments made, by the Company during the six months ended October 31, 2006, as now correctly set forth in the Balance Sheet under the caption “Assets” located on page 4 of this Amended Report, (b) the failure by the Company to properly account for the Proceeds obtained during the six months ended October 31, 2006 as more fully set forth in Note #3 accompanying the Financial Statements, (c) the previously erroneous “Accumulated Deficit During Exploration Stage” entry and “Total Liabilities & Stockholders’ Deficiency” entry as of October 31, 2006, which now accounts for the acquisition of the Mineral Rights and receipt of the Proceeds by the Company, as set forth in the Statement of Shareholders Equity on page 5 of this Amended Report, (d) disclose that there was no impairment relating to the Mineral Rights as now correctly set forth in the Statement of Operations located on page 5 of this Amended Report, and (e) the erroneous “Net Loss,” “Accounts Payable and accrued expenses,” “Cash used in operating activities,” “Investments,” “Purchase of mineral properties,” “Purchase of mineral rights,” “Cash used for Investing Activities,” “Issuance of promissory notes payable” and “Cash Flow from financing activities” entries for the six months ended October 31, 2006, which now accounts for the purchase of the Mineral Rights, receipt of the Proceeds, certain investments made, and issuance of promissory notes, by the Company, (ii) correctly disclose in Note #3 accompanying the Financial Statements, the borrowings and payments made by the Company from July 31, 2006 to October 31, 2006, (iii) correctly disclose in Note #5 accompanying the Financial Statements, the negative chas flow from operation and the accumulated deficit incurred by the Company from February 9, 2005 (date of inception) to October 31, 2006, (iv) include an updated and revised review report of the Company’s independent registered public accountants relating to the Financial Statements, and (v) revise the discussion contained in the section titled “Management Discussion and Analysis or Plan of Operation” in light of the aforementioned changes.

Throughout this report, we refer to Raven Gold Corp. as “we,” “us,” “our company,” or “the Company.”

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Financial Statements (unaudited)
	Balance Sheets at October 31, 2006 and April 30, 2006	4
	Statements of Operations for the three and six months ended October 31, 2006 and 2005	5
	Statement of Cash Flows for the six months ended October 31, 2006 and 2005	6
	Notes to Financial Statements	7

ITEM 2	Management’s Discussion and Analysis or Plan of Operation	12

ITEM 3	Controls and Procedures	16

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

ITEM 3.	Defaults Upon Senior Securities	16

ITEM 4.	Submission of Matters to a Vote of Security Holders.	16

ITEM 5.	Other Information	16

ITEM 6	Exhibits	16

	Signatures	18

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

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Raven Gold Corp.
(formerly Riverback Resources Inc.)
(An Exploration Stage Co.)

We have reviewed the accompanying balance sheet of Raven Gold Corp. (formerly Riverback Resources Inc.) (An Exploration Stage Co.) as of October 31, 2006, and the related statements of operations, retained earnings, and cash flows for the period then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Raven Gold Corp. (formerly Riverback Resources Inc.) (An Exploration Stage Co.).

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company’s negative cash flow and accumulated deficit raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
June 5, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
October 31, 2006 and April 30, 2006
(Stated in US Dollars)
( Unaudited )

	October 31,	April 30,
ASSETS	2006	2006

Current
Cash and Equivalents	$176,465	$-
Prepaid Expenses	10,127	1,370
	186,592
Investment	500,000	-
Mineral Properties	1.075,000	-

	$1,761,592	$1,370

LIABILITIES

Current
Bank overdraft	$-	$2,957
Accounts payable	19,364	-
Advances from Related Party	3,100	-
Total Current Liabilities	22,464	2,957

LONG-TERM LIABILITIES	1,775,000	-

	1,797,464	2,957

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 69,000,000 authorized, 37,620,000 shares issued and outstanding, 7,424,000 as of April 30, 2006	37,620	7,424
Additional paid-in capital	119,000	49,196
Subscription receivable	(100,000)	-
Accumulated deficit accumulated during the pre-exploration stage	(92,492)	(58,207)

Total Stockholders Deficiency	(35,872)	(1,587)

Total Liabilities & Stockholders’ Deficiency	$1,761,592	$1,370

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the six months ended October 31, 2006 and 2005 and
for the period February 9, 2005 (Date of Inception) to October 31, 2006
(Stated in US Dollars)
( Unaudited )

					February 9, 2005
					(Date of
	Three months ended		Six months ended		Incorporation) to
	October31,		October 31,		October 31,
	2006	2005	2006	2005	2006

Expenses
Exploration costs and expenses	$-	$-	$-	$-	$29,750
Professional fees	6,812	4,438	13,039	7,452	34,925
General and administrative	337	3,050	368	6,140	666
Listing and filing	19,165	1,805	19,585	2,712	23,033
Total expenses	26,314	9,293	32,992	16,304	88,374

Loss from operations	(26,314)	(9,293)	(32,992)	(16,304)	(88,374)

Other Income and Expenses
Impairment (loss) of Mineral Rights	-	-	-	-	(3,000)
Foreign Currency transaction (loss)	(1,293)	-	(1,293)	(9)	(1,118)

Net loss for the period	$(27,607)	$(9,293)	$(459,285)	$(16,313)	$(92,492)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	37,258,888	7,424,000	37,258,888	7,424,000	35,735,648

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended October 31, 2006 and 2005 and
for the period February 9, 2005 (Date of Inception) to October 31, 2006
(Stated in US Dollars)
( Unaudited )

			February 9, 2005
			(Date of
	Six months ended		Inception) to
	October 31,		October 31,
	2006	2005	2006
Operating Activities
Net loss for the period	$(34,285)	$(16,313)	$(92,492)
Change in non-cash working capital balance:
Changes in Operating Assets and Liabilities	-	-	3,000
Prepaid expenses	(8,757)	(1,370)	(10,127)
Accounts payable and accrued expenses	19,364	(2,122)	19,364

Cash used in operating activities	(23,678)	(19,805)	(80,255)

Investing Activities
Investment	(500,000)		(500,000)
Purchase of mineral properties	(1,075,000)		(1,075,000)
Purchase of mineral rights	-	-	(3,000)
Cash used for Investing Activities	(1,575,000)		(1,578,000)

Financing Activities
Issuance of common stock
net of subscriptions receivable	-	-	56,620
Issuance of promissory notes payable	1,775,000	-	1,775,000
Due to related party	3,100	-	3,100

Cash from financing activities	1,778,100	-	1,834,720

Net Increase (decrease) in cash during the period	179,422	(19,805)	176,465

Cash, beginning of the period	(2,957)	48,744	-

Cash, end of the period	$176,465	$23,939	$176,465

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2006
(Stated in US Dollars)
( Unaudited )

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
( Unaudited )

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
( Unaudited )

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
( Unaudited )

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

On August 23, 2006 the Company borrowed $50,000 from Paradisus Investment Corp. The Company wired $50,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “Las Minitas “ property.

On September 21, 2006 the Company borrowed $100,000 from Coach Capital, LLC. The Company wired $100,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “Las Minitas “ property.

On October 3, 2006 the Company borrowed $200,000 from 1230144 Alberta Ltd., a private corporation.

On October 5, 2006 the Company borrowed $500,000 from Coach Capital, LLC. The Company wired $500,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp., $75,000 for the “Las Minitas “ and $425,000 for the “la Currita” properties.

On October 12, 2006 the Company borrowed $500,000 from Coach Capital, LLC. The company wired $500,000 on the same date to Tara Gold Resources Corp. to invest in the Start-Up Capital to be repaid from 60% of the net operating revenue derived from “La Currita” property.

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
( Unaudited )

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

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $80,255 from inception and an accumulated deficit during the exploration stages of $92,492 from inception. This raises serious substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our professional fees, including legal, accounting and public relations fees, were $6,812 for the three months ended October 31, 2006, as compared to $4,438 during the three months ended October 31, 2005. The primary reason for the increase of $2,374 or 53.5% was due an increase in our investor relations fees for period ended October 31, 2006.

Our general and administrative expenses were $337 for the three months ended October 31, 2006, as compared to $3,050 during the three months ended October 31, 2005. The decreased level of expenses being incurred by the Company arises out of its efforts to reduce overhead expenses and manage administrative costs.

Total expenses for the three months ended October 31, 2006 were $26,314 as compared to $9,293 for the three months ended October 31, 2005, representing an increase in total expenses of $17,021 or 183%. The increase was primarily due to a substantial increase in filing costs incurred by the Company associated with an increased amount of transactions undertaken by the Company.

Our net loss for the three months ended October 31, 2006 was $27,607 compared to a net loss of $9,293 for three months ended October 31, 2005, an increase of $18,314, or 197%. The net loss increase was primarily due to the listing and filing expenses incurred by us in satisfying requirements of being a reporting company.

Six Months Ended October 31, 2006 Compared to Six Months Ended October 31, 2005

We did not have any revenues for the six months ended October 31, 2006.

We did not incur any exploration expenses during the six months ended October 31, 2006 and 2005, as we have not commenced the exploration stage of our business. As we did not earn any revenues for six months ended October 31, 2006, our cost of revenues for six months ended October 31, 2006 were 0.

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

Our net loss for the six months ended October 31, 2006 was $34,285 compared to a net loss of $16,313 for six months ended October 31, 2005, an increase of $17,972, or 102%. The net loss increase was primarily due to an increase in professional, listing and filing fees.

Liquidity and Capital Resources

Our total current assets as of October 31, 2006 were $186,592, including $176,465 in cash as compared with $1,370 in total current assets as of April 30, 2005, which included cash of $0. Additionally, we had a shareholders deficiency in the amount of $35,872 as of October 31, 2006 as compared to shareholders’ deficiency of $1,587 as of April 30, 2005. We have historically incurred losses and have financed our operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding increased from 7,424,000 to 37,120,000 as of October 31, 2006. This increase was primarily a result of a 5-for-1 forward stock split of the Company’s common stock which was we effected in August of 2006.

We had $23,678 of negative cashflow (cash outflow) from operating activities for the six months ended on October 31, 2006, compared to a negative cash flow of $19,805 for the six months ended October 31, 2005, an increase in cash outflow of approximately 19.5% or $3,873.

We had $1,778,100 of cash inflow from financing activities during the six months ended October 31, 2006, as compared to no cash flow from financing activities for the six months ended October 31, 2005, attributable to issuance of promissory notes payable.

We had $1,575,000 cash outflow from investing activities for the six months ended on October 31, 2006, and we did not have any cash outflow from investing activities during the six months ended on October 31, 2005.

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

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage and has not commenced the exploration stage of its business and has a negative cash flow from operations of $80,255 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Bashir Virji .   Mr. Virji became our Chief Financial Officer on October 17, 2006. Prior to joining the Company, Mr. Virji was controller at Point of View Developments, a major land developer and condominium builder in North America based in Calgary, Canada. From 2005 to 2006 Mr. Virji was a manager at Fairman Law, a chartered Accounting practice in London, UK. From 2003 to 2004, Mr. Virji served as the Chief Financial Officer at Genesis Land Development Corp., a major land developer in Alberta, Canada and a TSX listed company based in Calgary, Canada. From 1993 to 2002, Mr. Virji served as the Chief Financial Officer at VECO Canada Ltd, an engineering, procurement and construction company in the energy sector based in Calgary. Canada. Mr. Virji originally secured his Chartered Accountant designation in the UK in the late seventies and his Canadian designation in the mid-eighties.

Item 6. Exhibits and Report on Form 8-K
3(i)1	Articles of Incorporation of Raven Gold Corp. (1)

3(i)(2)
Certificate of Amendment to the Articles of Incorporation of Raven Gold Corp. (the "Company"), filed with the Secretary of the State of Nevada on August 11, 2006, changing the name of the Company from Riverbank Resources Corp. to Raven Gold Corp. (2)

3(i)(3)
Certificate of Amendment to the Articles of Incorporation of Raven Gold Corp. (the "Company"), filed with the Secretary of the State of Nevada on August 17, 2006, effecting a 5-for-1 forward stock split of the Company’s common stock. (2)

3(ii)	By-laws of Raven Gold Inc (formerly Riverbank Resources Corp.) (1)

10.1	Agreement between Amermin S.A. de C.V and Tara Gold Resources Corp. (3)

10.2	Agreement between Las Minitas Groupings and Tara Gold Resources Corporation. (3)

16.1	Letter from Webb & Company, P.A. dated September 19, 2006. (4)

16.1	Letter from Webb & Company, P.A. dated September 27, 2006. (5)

31.1	Certification of Periodic Financial Reports by Blair Naughty in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Periodic Financial Reports by Bashir Virji in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Periodic Financial Reports by Blair Naughty in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

32.2	Certification of Periodic Financial Reports by Bashir Virji in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

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

RAVEN GOLD CORP.

Date: June 25, 2007	By:	/s/ Blair Naughty
Blair Naughty
Chief Executive Officer and President

Date: June 25, 2007	By:	/s/ Bashir Virji
Bashir Virji
Chief Financial Officer, acting Principal Financial Officer, and acting Principal Accounting Officer