Form 10QSB/A
period 2007-01-31
RAVEN GOLD CORP
filed 2007-07-12
CIK 1332052

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

Issuer's telephone number, including area code: (250) 492-3432

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

In light of the foregoing events reported in the Current Report, the Company has determined, after consultation with its independent registered public accounting firm, that a restatement of its financial statements for the nine months ended January 31, 2007 filed as part of its Quarterly Report on Form 10-QSB with the Securities and Exchange Commission on March 31, 2007 (the “Report”), was necessary due to certain erroneous entries appearing in its financial statements. Specifically, this amended Annual Report on Form 10-QSB/A (the “Amended Report”) amends and restates the Report solely to (i) amend and restate the Company’s financial statements filed as part of the Report (the “Financial Statements”) to correct (a) the failure by the Company to properly account for the value of the Las Minitas property and the La Currita property rights (collectively, the “Mineral Rights”) acquired, and other investments made, by the Company during the nine months ended January 31, 2007, as now correctly set forth in the Balance Sheet under the caption “Assets” located on page 5 of this Amended Report, (b) the failure by the Company to properly account for the Proceeds obtained during the nine months ended January 31, 2007, as more fully set forth in Note #3 accompanying the Financial Statements, (c) the previously erroneous “accumulated deficit during pre-exploration stage” entry and “Total Liabilities & Stockholders’ Deficiency” entry as of January 31, 2007, which now accounts for the acquisition of the Mineral Rights and receipt of the Proceeds by the Company, as set forth in the Balance Sheet under the caption “Stockholders’ Deficiency” located on page 5 of this Amended Report, (d) disclose that there was no impairment relating to the Mineral Rights as now correctly set forth in the Statement of Operations located on page 6 of this Amended Report, and (e) the erroneous “Net loss for the period,” “Cash used in operating activities,” “Investment,” “Purchase of mineral properties,” “Cash used for Investing Activities,” “Issuance of promissory notes payable” and “Cash from financing activities” entries for the nine months ended January 31, 2007, which now accounts for the purchase of the Mineral Rights, receipt of the Proceeds, certain investments made, and issuance of promissory notes, by the Company, (ii) correctly disclose in Note #3 accompanying the Financial Statements, the borrowings and payments made by the Company from July 31, 2006 to January 31, 2007, (iii) correctly disclose in Note #5 accompanying the Financial Statements, the negative cash flow from operations and the accumulated deficit incurred by the Company from February 9, 2005 (date of inception) to January 31, 2007, (iv) include an updated and revised review report of the Company’s independent registered public accountants relating to the Financial Statements, and (v) revise the discussion contained in the section titled “Management Discussion and Analysis or Plan of Operation” in light of the aforementioned changes.

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

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Raven Gold Corp.
(formerly Riverback Resources Inc.)
(An Exploration Stage Co.)

We have reviewed the accompanying balance sheet of Raven Gold Corp. (formerly Riverback Resources Inc.) (An Exploration Stage Co.) as of January 31, 2007, and the related statements of operations, retained earnings, and cash flows for the period then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Raven Gold Corp. (formerly Riverback Resources Inc.) (An Exploration Stage Co.).

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
Moore & Associates, Chartered
Las Vegas, Nevada
June 5, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
January 31, 2007 and April 30, 2006
(Stated in US Dollars)
(Unaudited)

	January 31,	April 30,
ASSETS	2007	2006

Current
Cash and Equivalents	$71,859	$-
Prepaid Expenses	-	1,370
	71,859	1,370

Investment	500,000

Mineral Properties	1,175,000

	$1,746,859	$1,370

LIABILITIES
Current
Bank overdraft	$-	$2,957
Accounts payable	15,124	-
Advances from Related Party	3,100	-
Loans payable	1,825,000	-
Total Current Liabilities	1,843,224	2,957

STOCKHOLDERS’ DEFICIENCY

Capital stock
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 69,000,000 authorized, 37,620,000 shares issued and outstanding, 7,424,000 as of April 30, 2006	37,620	7,424
Additional paid-in capital	119,000	49,196
Subscription receivable	(100,000)	-
Accumulated deficit accumulated during the pre-exploration stage	(152,985)	(58,207)

Total Stockholders Deficiency	(96,365)	(1,587)

Total Liabilities and Stockholders’ Deficiency	$1,746,859	$1,370

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the nine months ended January 31, 2007 and 2006 and
for the period February 9, 2005 (Date of Inception) to January 31, 2007
(Stated in US Dollars)
(Unaudited)

					February 9, 2005
	Three months ended January 31,		Nine months ended January 31,		(Date of Incorporation) to January 31,
	2007	2006	2007	2006	2007

Expenses
Exploration costs and expenses	$-	$25,000	$-	$25,000	$29,750
Professional fees	18,071	3,316	26,110	10,768	47,717
General and administrative	23,697	306	24,065	6,446	24,363
Listing and filing	3,559	225	23,144	2,937	26,592
Investor relations	14,668	-	19,668	-	19,947
Total expenses	59,995	28,847	92,987	45,151	148,369

Loss from operations	(59,995)	(28,847)	(92,987)	(45,151)	(148,369)

Other Income and Expenses
Impairment (loss) of Mineral Rights	-	(3,000)	-	-	(3,000)
Foreign Currency transaction (loss)	(498)	-	(1,791)	-	(1,616)

Net loss for the period	$(60,493)	$(31,847)	$(94,778)	$(45,151)	$(152,985)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	37,258,888	7,424,000	37,258,888	7,424,000	35,735,648

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended January 31, 2007 and 2005 and
for the period February 9, 2005 (Date of Inception) to January 31, 2007
(Stated in US Dollars)
(Unaudited)

			February 9, 2005
			(Date of
	Nine months ended		Inception) to
	January 31,		January 31,
	2007	2006	2007
Operating Activities
Net loss for the period	$(94,778)	$(45,151)	$(152,986)
Change in non-cash working capital balance:
Prepaid expenses	1,370	(1,370)	-
Accounts payable and accrued expenses	15,081	144	18,082

Cash used in operating activities	(78,327)	(46,377)	(134,904)

Investing Activities
Investment	(500,000)		(500,000)
Purchase of mineral rights	(1,175,000)	-	(1,178,000)

Cash used for Investing Activities	(1,675,000)		(1,678,000)

Financing Activities
Issuance of common stock
net of subscriptions receivable	-	-	56,620
Issuance of promissory notes payable	1,825,000	-	1,825,000
Due to related party	3,100	-	3,100

Cash from financing activities	1,828,100	-	1,884,720

Net Increase (decrease) in cash during the period	74,773	(46,377)	71,816

Cash, beginning of the period	(2,957)	48,744	-

Cash, end of the period	$71,816	$2.67	$71,816

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

On August 23, 2006 the Company borrowed $50,000 from Paradisus Investment Corp. The Company wired $50,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “Las Minitas “property.

On September 21, 2006 the Company borrowed $100,000 from Coach Capital, LLC. The Company wired $100,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “Las Minitas “property.

On October 3, 2006 the Company borrowed $200,000 from 1230144 Alberta Ltd., a private corporation.

On October 5, 2006 the Company borrowed $500,000 from Coach Capital, LLC. The Company wired $500,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp., $75,000 for the “Las Minitas” and $425,000 for the “la Currita” properties.

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

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2007
(Stated in US Dollars)
(Unaudited)

NOTE 5 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $134,904 from inception and an accumulated deficit during the exploration stages of $152,985 from inception. This raises serious substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In addition, i n August of 2006 and effective as of May 30, 2006 we entered an agreement with Tara Gold Resources Corp for the "La Currita" property. In this agreement Raven Gold Corp. has the option to earn up to 60% interest in the La Currita Groupings by making certain payments to Tara Gold, issuing 750,000 shares, making all remaining property payments and by spending a minimum of $3.5 million over the next 36 months. In addition to the capital investment on exploration and mill expansion, we are required to expand the La Currita Mill to a minimum of 4,000 tons per month before earning 40% and a minimum of 8,000 tons per month before earning 60% interest. The property includes 4 mines, a 150 ton/day operating floatation mill and stockpiled ore. The La Currita mine was in steady production from 1983 until 1998. A diamond drilling exploration program conducted in 1998 indicated 109,000 tons of 2.59 g/t Au and 200 g/t Ag. La Currita Groupings are located in the Sierra Madre Gold-Silver belt.

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

Our net loss for the nine months ended January 31, 2007 was $94,778 compared to a net loss of $45,151 for nine months ended January 31, 2006, an increase of $49,627, or 110%. The net loss increase was primarily due to an increase in professional, listing and filing fees.

Liquidity and Capital Resources

Our total current assets as of January 31, 2007 were $71,859, including $71,859 in cash as compared with $1,370 in total current assets as of April 30, 2006, which included cash of $0. Additionally, we had a shareholders deficiency in the amount of $96,365 as of January 31, 2007 as compared to shareholders’ deficiency of $1,587 as of April 30, 2006. The shareholders’ deficit is a result of the Company incurring a loss of mineral rights during the aforementioned period. We have historically incurred losses and have financed our operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding increased from 37,620,000 to 75,240,000 effective as of March 6, 2007. This increase was a direct result of a 2-for-1 forward stock split of our common stock which we effected in March of 2007.

We had $78,327 of negative cashflow (cash outflow) from operating activities for the nine months ended on January 31, 2007, compared to a negative cashflow of $46,377 for the nine months ended January 31, 2006, an increase in cash outflow of approximately 68.9% or $31,950.

We had $1,828,100 of cash inflow from financing activities during the nine months ended January 31, 2007, as compared to no cashflow from financing activities for the nine months ended January 31, 2006, attributable to issuance of promissory notes payable.

We had $1,675,000 cash outflow from investing activities for the nine months ended on January 31, 2007, and we did not have any cash outflow from investing activities during the nine months ended on January 31, 2006.

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

Going Concern

As reflected in the accompanying financial statements, we are in the exploration stage and have not commenced the exploration stage of our business and have a negative cash flow from operations of $134,904 from inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

None .

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

RAVEN GOLD CORP.

Date: July 9, 2007	By:	/s/ Blair Naughty
Blair Naughty
Chief Executive Officer and President

Date: July 9, 2007	By:	/s/ Bashir Virji
Bashir Virji
Chief Financial Officer, acting Principal Financial Officer, and acting Principal Accounting Officer