Form 10KSB
period 2007-04-30
RAVEN GOLD CORP
filed 2007-08-14
CIK 1332052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

|X| ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

For the fiscal year ended:   April 30, 2007
                             --------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number: 333-126680

                                RAVEN GOLD CORP.
                 (Name of small business issuer in its charter)

           Nevada                                        20-2551275
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

             Suite 1513, 610 Granville Street
          Vancouver, British Columbia, Canada               V6C 3T3
          -----------------------------------               -------
        (Address of principal executive offices)          (Zip Code)

Issuer's telephone Number: (604) 688-7526

Securities registered under Section 12(b) of the Exchange Act: NONE
                                                               ----

Securities registered under Section 12(g) of the Exchange Act: NONE
                                                               ----

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.

|_| Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The Issuer's revenue for its most recent fiscal year: Nil.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant's common stock ($1.18) as reported on the OTC Bulletin Board on August 9, 2007 $87,603,200 As of April 30, 2007, there were outstanding 75,240,000 shares of common stock, $0.001 par value per share.

                                TABLE OF CONTENTS

                        [MDM, PLEASE FILL IN THE PAGE #S]


                              PART I                                        PAGE

ITEM 1.   Description of Business........................................... 3
ITEM 2.   Description of Property........................................... 15
ITEM 3.   Legal Proceedings................................................. 21
ITEM 4.   Submission of Matters to a Vote of Security Holders............... 21

                              PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters.......... 22
ITEM 6.   Management's Discussion and Analysis or Plan of Operation......... 25
ITEM 7.   Financials Statements............................................. 29
ITEM 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 31
ITEM 8A.  Controls and Procedures........................................... 33

                            PART III

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the
          Exchange Act...................................................... 34
ITEM 10.  Executive Compensation............................................ 37
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
          Related Stockholder Matters....................................... 40
ITEM 12.  Certain Relationships and Related Transactions, and
          Director Independence............................................. 41
ITEM 13.  Exhibits.......................................................... 42
ITEM 14.  Principal Accounting Fees and Services............................ 43

   Signatures............................................................... 44

ITEM 1. DESCRIPTION OF BUSINESS

                Information Regarding Forward Looking Statements

Raven Gold Corp. (the "Company" or "we" or "us" or "our") has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this Annual Report on Form 10-KSB (the "Annual Report") that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management; 2. Our growth strategies; 3. Anticipated trends in our business; 4. Environmental risks; 5. Competition; 6. The ability of our management team to execute its plans to meet its goals; 7. General economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and 8. Other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management's belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings "Risk factors", "Management's discussion and analysis of financial condition and results of operations", "Business" and elsewhere in this prospectus.

Organizational History

We were incorporated in the State of Nevada on February 9, 2005 under the name of Riverbank Resources, Inc., as a developmental stage company.

Our headquarters are located at Suite 1513, 610 Granville Street, Vancouver, British Columbia, Canada V6C 3T3.

Recent Developments

La Currita Groupings Agreement

On May 3, 2007, we entered into the La Currita Groupings Agreement (the "Groupings Agreement") with Tara Gold Resources Corp. ("Tara") setting forth the agreements reached by our company and Tara to amend and replace in its entirety the Joint Venture Agreement (the "JV Agreement") dated August 23, 2006, entered into by and among our company, Tara and Corporacion Amermin S.A. de C.V., a 97% owned subsidiary of Tara ("Amermin"), as amended by Amendment No. 1 to JV Agreement dated March 30, 2007, pursuant to which we agreed to acquire certain rights, including but not limited to, the following: (1) to earn an initial 25% undivided interest in La Currita Groupings ("La Currita"), conditional on our company making certain payments to Tara; (2) acquiring the right to increase our interest in La Currita to 40%, by meeting certain notice and payment terms of the Agreement; and (3) acquiring the right to increase our interest in La Currita to 60%, by meeting certain notice and payment terms of the Agreement, all as more fully set forth in the Agreement, a copy of which was filed as
Exhibit 10.1 to our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the "SEC") on May 9, 2007.

Resignation of Gary Haukeland, appointment of Blair Naughty, David Michaud and Laurence Stephenson.

On June 1, 2007, Mr. Gary Haukeland resigned as our President and CEO, and effective as of the same date, we appointed Mr. Blair Naughty as a member of our Board of Directors and as our President and CEO. On June 7, 2007 Mr. David Michaud was appointed as a member of our Board of Directors. Additionally, on June 12, 2007 Mr. Laurence Stephenson was appointed as a member of our Board of Directors.

Overview

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

On February 23, 2007, we filed a Certificate of Amendment to our Articles of Incorporation, as amended, (the "Amendment") with the Secretary of State of the State of Nevada that was effective as of March 5, 2007, to increase our authorized common stock from 69,000,000 shares to 500,000,000 shares (the "Increase"). In addition, we filed the Amendment to effect a forward split (the "Forward Split") of all of our shares of common stock issued and outstanding as of the close of business on March 5, 2007 (the "Split Date"), whereby we issued for every 1 share of our common stock issued and outstanding as of the close of business on the Split Date, 1 additional share of our common stock.

Effective as of March 6, 2007, in connection with the Forward Split, our Common Stock commenced trading under the new ticker symbol "RVNG.OB".

Plan of Operation

Our plan of operation for the next twelve months is to complete our efforts on the validation of the previous exploration work with respect to the "Las Minitas" and "La Currita" properties.

We have not earned any revenues from the date of our incorporation on February 9, 2005 to April 30, 2007. We do not anticipate earning revenues unless we achieve net operating revenues from our "Las Minitas" and "La Currita" properties, which is questionable pending the exploration and mill expansion results. We have not commenced the exploration stage of our business and can provide no assurance that we will discover gold or mineral findings on the properties, or if such findings are discovered, or that we will enter into commercial production


Business Overview

We are in the business of the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.

We intend to explore for base and precious metals on our property. There can be no assurances that valuable minerals exist on our property until proper geological work and analysis is performed. Our property has no proven or probable mineral reserves. There is no assurance that a commercially viable mineral deposit exists on our property. Further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete an exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit would constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled `Risk Factors' in this annual report on Form 10-KSB, for additional information about the risks of mineral exploration Compliance with Government Regulation We will be required to conduct all mineral exploration activities in accordance with the state and federal regulations. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, well safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations. We have had no material costs related to compliance and/or permits in recent years, and anticipate no material costs in the next year. We will not be required to obtain a permit in order to conduct Phases 1 and 2 of our proposed exploration program. Employees As of April 30, 2007, we had two employees. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. To the extent that we are successful in developing our business and in our efforts to diversify our business, we would anticipate hiring additional employees/contractors in the next year to handle anticipated growth.

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

                                  RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this Annual Report, including information in the section of this Annual Report entitled "Information Regarding Forward Looking Statements." The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to our company or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks related to our financial results

We have incurred losses since inception, have yet to attain profitable operations and anticipate that we will continue to incur losses for the foreseeable future.

As of April 30, 2007, we have incurred a total loss of $154,581 and have no revenues to date. We also have plans to significantly increase our expenses associated with our acquisition and exploration of minerals claims and properties. There is no assurance, we will be able to derive revenues from our acquisition and exploration of our mineral claims, successfully achieve positive cashflow or that our mineral acquisition and exploration business will be successful. Furthermore, in light of our losses, we will need to generate revenues in order to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

We have a limited operating history. Our company's operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. No assurance can be given that we may be able to operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash and cash equivalents in the amount of $321,671, working capital deficit of $1,781,168 as of our year ended April 30, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. Prior to our being able to generate revenues, we will incur substantial operating and exploration expenditures without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss for the year ended April 30, 2007 is $154,581. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. Based upon current plans, we also expect to incur significant operating losses in the future. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Risks Related To Our Business And Our Industry

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

We have no known mineral resources and if we cannot find any mineral recourses we may have to cease operations. We have no measured mineral bodies. If we do not find a mineral body or bodies containing valuable minerals or metals or if we cannot conduct further exploration of any discovered minerals, either because we do not have money to do it or because it is not economically feasible to do it, we may have to cease operations and you will loose your investment Mineral exploration and prospecting is highly competitive and speculative business and we may not be successful in seeking available opportunities. The process of mineral exploration and prospecting is a highly competitive and speculative business. In seeking available opportunities, we will compete with a number of other companies, including established, multi-national companies that have more experience and financial and human resources than us. Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire new projects. However, while we compete with other exploration companies, there is no competition for the exploration or removal of mineral from our claims. Compliance with environmental consideration and permitting could have a material adverse affect on the costs or the viability of our products. The historical trend toward a stricter environmental regulation may continue, and, and such, represents an unknown factor in our planning process. All mining in United States, Canada and Mexico is regulated by various government agencies at the federal, stated and provincial levels in that country. Compliance with such regulation could have a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs will be related to obtaining licenses and permits from government agencies before the commencement of mining activities. An environmental impact study that must be obtained on each property, in order to obtain governmental approval to mine on the properties, is also a part of the overall operating costs of a mining company. The gold and mineral mining business is subject not only to worker health and safety, and environmental risks associated with all mining businesses, but is also subject to additional risks uniquely associated with gold and other minerals mining. Although we believe that our operations will be in compliance, in all material respects, with all relevant permits, licenses and regulations involving worker health and safety, as well as the environment, the historical trend toward stricter environmental regulation may continue. The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the costs or the viability of a particular project. In the event we successfully acquire the remaining share capital of Flex Fuels, we would expect to be subject to the same or greater extent to the aforementioned risks. Mining and exploration activities are subject to extensive regulation by federal, state and provincial governments. Future changes in governments, regulations and policies, could adversely affect our results of operations for a particular period and our long-term business prospects.

Mining and exploration activities are subject to extensive regulation by various government agencies. Such regulation relates to production, development, exploration, exports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine and mill reclamation, mine and mill safety, toxic substances and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing, operating mines and other facilities. Furthermore, future changes in governments, regulations and policies, could adversely affect our results of operations in a particular period and its long-term business prospects.

The development of mines and related facilities is contingent upon governmental approvals, which are complex and time consuming to obtain and which, depending upon the location of the project, involve various governmental agencies. The duration and success of such approvals are subject to many variables outside of our control.

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

Risks Related to this Offering and Our Common Stock
---------------------------------------------------

There is a limited market for our common stock which may make it more difficult for you to dispose of your stock.

Our common stock has been quoted on the OTC Bulletin Board under the symbol "RVNG.OB" since March 6, 2007. There is a limited trading market for our common stock. Furthermore, the trading in our common stock maybe highly volatile, as for example, approximately more than two-thirds of the trading days during March of 2007 saw trading in our stock of less than 100,000 shares per day. During that same period, the smallest number of shares trade in one day was 0 and the largest number of shares traded in one day was 118,500. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our Common Stock to sell our Common Stock, or the prices at which holders may be able to sell our Common Stock.

The price of our Common Stock may be volatile

The trading price of our Common Stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control. Some of these factors are:

     o    our results of operations and the performance of our competitors;
     o the public's reaction to our press releases, our other public announcements and our filings with the SEC;
     o changes in earnings estimates or recommendations by research analysts who follow, or may follow, us or other companies in our industry;
     o    changes in general economic conditions;
     o    changes in market prices for gold;
     o actions of our historical equity investors, including sales of common stock by our directors and executive officers;
     o    actions by institutional investors trading in our stock;
     o    disruption of our operations;
     o    any major change in our management team;
     o    other developments affecting us, our industry or our competitors; and
     o U.S. and international economic, legal and regulatory factors unrelated to our performance.

In recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. The price of our Common Stock could fluctuate based upon factors that have little or nothing to do with our company or its performance, and those fluctuations could materially reduce our Common

Stock price.

Our Common Stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:


     o that a broker or dealer approve a person's account for transactions in penny stocks; and
     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and
     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and

     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The requirements of being a public company, including compliance with the reporting requirements of the exchange act and the requirements of the Sarbanes Oxley act, strains our resources, increases our costs and may distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we need to comply with laws, regulations and requirements, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 and related regulations of the SEC and requirements of OTCBB. Complying with these statutes, regulations and requirements occupies a significant amount of the time of our board of directors and management. We are or may be required to:

     o    institute a comprehensive compliance function;
     o establish internal policies, such as those relating to disclosure controls and procedures and insider trading;
     o design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of
          Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
     o prepare and distribute periodic reports in compliance with our obligations under the federal securities laws;
     o involve and retain outside counsel and accountants in the above activities; and
     o    establish an investor relations function.

In addition, rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants. The requirement of an annual assessment of our internal control over financial reporting and the attestation of the assessment by our independent registered public accountants will first apply to our annual report for fiscal year ended March 31, 2009. As the standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, when applicable to us, will require significant documentation, testing and possible remediation to meet the detailed standards, and we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.

In the future, when these compliance standards are applicable to us, if we are unable to accomplish these objectives or achieve required compliance in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired, and we may be subject to sanctions or investigation by regulatory authorities such as the SEC or Nasdaq. In addition, failure to comply with
Section 404 or a report of a material weakness may cause investors to lose confidence in us and may have a material adverse effect on our stock price.

The Company does not expect to pay dividends in the future. Any return on investment may be limited to the value of the Company's stock.

The Company does not anticipate paying cash dividends on its stock in the foreseeable future. The payment of dividends on the Company's stock will depend on its earnings, financial condition and other business and economic factors affecting the Company at such time as the board of directors may consider relevant. If the Company does not pay dividends, its stock may be less valuable because a return on your investment will only occur if the Company's stock price appreciates.

A sale of a substantial number of shares of the Company's common stock may cause the price of its common stock to decline. If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

We may need additional capital that could dilute the ownership interest of investors.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our management may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

ITEM 2. DESCRIPTION OF PROPERTY

Principal Executive Offices

Our principal offices are located at Suite 1513, 610 Granville Street, Vancouver, British Columbia, Canada V6C 3T3. Our principal office is comprised of approximately _680 square feet. Lease payments at fiscal year ended April 30, 2007 were $nil per month and are due on a month-to-month basis. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

Title to the Big Mike property

The Big Mike property consists of one mineral claim comprising 61 acres. A "mineral claim" refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals. Title to the Big Mike property is registered in the name of Gudmund Lovang. He has provided us with an absolute bill of sale with respect to the property. An absolute bill of sale is a legal document that transfers registered title to mineral property rights from one party to another unconditionally. Mr. Lovang holds these claims on our behalf, however, based on the absolute bill of sale, Mr. Lovang does not retain any right to the claims. There are no underlying interests or interests in the property.

Claim details are as follows:


 Claim Name                     Record                        Expiration Date
                                Number
--------------------------------------------------------------------------------
  Big Mike                      380857                        December 11, 2007

Location and Access

The Big Mike property's coordinates are 55(degree)50'50" N. Latitude, 130(degree)02'40" W. Longitude and consist of 61 acres. It is located on the eastern shore of the Portland Canal, about six miles south of the towns of Stewart, British Columbia and Hyder, Alaska, in the Skeena Mining Division in northern British Columbia, Canada. The town of Stewart lies off a paved highway, approximately eight miles northeast of Hyder, Alaska, which is 40 miles to the west of Meziadin Junction, via the Village of Kitwanga, some 94 miles to the south. The property can be reached via the Portland Canal in which forms part of the boundary between British Columbia, Canada and the Alaskan Panhandle, near the Pacific Ocean. (see location map below). The property lies approximately 3,000 feet above sea level from the rocky eastern shore of the Portland Canal, in a heavily forested area.

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

The property totals 61 acres and is covered with dense vegetation consisting of a mix of cedar, fir, spruce and hemlock trees as well as alder, shrubs and mosses. The area's wet coastal climate is predominant with heavy rainfall during spring and fall and heavy snowfall during the winter months. Depths of tens of feet of snow can accumulate over the winter.

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

The area of the Big Mike property is mapped as being underlain by Jurassic Age volcanic rocks and sedimentary rocks, intruded by plutonic complex granitic rocks, all of which are intruded by igneous dikes and quartz veins. Jurassic Age volcanic rocks are rocks that vary from 146 to 200 million years old. Plutonic granitic rocks are created when a mass of molten rock cools below the earth's surface.

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

Mr. A.A. Davidson inspected the property in the 1920's. Two samples taken from the vein along both adits contained some gold.

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

During January 2006, chemical analysis of samples collected during the work program revealed low, or trace amounts, of mineralization on the property. Furthermore, the prospecting carried out on the property did not reveal any additional zones of further interest therefore, our geologist, Mr.William G. Timmins, P. Eng., on his letter to the company dated January 12, 2006, reported that further exploration expenditure on the Big Mike property would not be justified and recommended the company abandon the claim, consequently the minerals rights were impaired 100%.

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

On May 3, 2007, we entered into the La Currita Groupings Agreement (the "Groupings Agreement") with Tara Gold Resources Corp. ("Tara") setting forth the agreements reached by our company and Tara to amend and replace in its entirety the Joint Venture Agreement (the "JV Agreement") dated August 23, 2006, entered into by and among our company, Tara and Corporacion Amermin S.A. de C.V., a 97% owned subsidiary of Tara ("Amermin"), as amended by Amendment No. 1 to JV Agreement dated March 30, 2007, pursuant to which we agreed to acquire certain rights, including but not limited to, the following: (1) to earn an initial 25% undivided interest in La Currita Groupings ("La Currita"), conditional on our company making certain payments to Tara; (2) acquiring the right to increase our interest in La Currita to 40%, by meeting certain notice and payment terms of the Agreement; and (3) acquiring the right to increase our interest in La Currita to 60%, by meeting certain notice and payment terms of the Agreement, all as more fully set forth in the Agreement, a copy of which was filed as
Exhibit 10.1 to our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the "SEC") on May 9, 2007.

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

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. However, from time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future, they will be accrued based on management's best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, our management does not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 20, 2007, our shareholders holding 53% of our issued and outstanding common stock as of the equal date approved via an action by the written consent of the majority of shareholders for us to increase our authorized common stock from 37,620,000 shares to 75,240,000 shares. In connection with said increase, we also effected a 2-for-l (2:1) forward stock split (the "Forward Split"). The Forward Split became effective on March 6, 2007 ("Effective Date"), upon the filing by us of the Certificate of Amendment with the Nevada Secretary of State. On the Effective Date, 37,620,000 issued and outstanding shares of our common stock were increased to 75,240,000 shares, and in connection with the Forward Split our common stock commenced trading under the new ticker symbol "RVNG.OB".

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Our Common stock is traded on the OTC Bulletin Board. Effective as of March 6, 2007, in connection with a Forward Split, our Common Stock commenced trading under the new ticker symbol "RVNG.OB".

The following sets forth the range of the closing bid prices for the Company's Common Stock for the period starting April 30, 2006 through April 30, 2007.

   ------------------------- ---------------------- ---------------------------
                                     HIGH                        LOW
   ------------------------- ---------------------- ---------------------------
   FISCAL YEAR 2006
   ------------------------- ---------------------- ---------------------------
   First Quarter                    $0.001                     $0.001
   ------------------------- ---------------------- ---------------------------
   Second Quarter                   $0.001                     $0.001
   ------------------------- ---------------------- ---------------------------
   Third Quarter                    $0.001                     $0.001
   ------------------------- ---------------------- ---------------------------
   Fourth Quarter                   $0.001                     $0.001
   ------------------------- ---------------------- ---------------------------

   ------------------------- ---------------------- ---------------------------
   FISCAL YEAR 2007
   ------------------------- ---------------------- ---------------------------
   First Quarter                    $0.001                      $0.01
   ------------------------- ---------------------- ---------------------------
   Second Quarter                   $0.576                     $0.556
   ------------------------- ---------------------- ---------------------------
   Third Quarter                    $0.788                      $0.80
   ------------------------- ---------------------- ---------------------------
   Fourth Quarter                   $0.75                       $.70
   ------------------------- ---------------------- ---------------------------

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15(g)9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company's common stock and may affect the ability of stockholders to sell their shares.

Transfer Agent

Our common shares are issued in registered form. Empire Stock Transfer Inc., 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada 89128-8351 (Telephone: 775.562.4091; Facsimile: 775.974.1444) is the registrar and transfer agent for our common shares.

Holders

As of April 30, 2007 there were ___ stockholders of record of our common stock. As of such date, 75,240,000 common shares were issued and outstanding.

Dividends

We have never declared any cash dividends and do not anticipate paying such dividends in the near future. We anticipate future earnings, if any, to be retained for use in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common or preferred shareholders.

Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

As of April 30, 2007 we have not adopted any equity compensation plan pursuant to which we may grant equity awards to eligible persons.

The following table summarizes our equity compensation plan information as of April 30, 2007.

Plan Category(1) Number of Shares to Weighted-Average Number of Shares

                                                                                                             Remaining Available
                                                                                                             for Future Issuance
                                                                                                                Under Equity
                                               Be Issued upon                                                 Compensation Plans
                                                Exercise of                   Exercise Price of               (Excluding Shares
                                                Outstanding                 Outstanding Options,                 Reflected in
                                             Options, Warrants               Warrants and Rights                 Column (a))
                                                and Rights)                          (b)                             (c)
--------------------------------------   ------------------------------  -------------------------------  --------------------------
Equity Compensation plans approved by
     stockholders                                        N/A                              N/A                             N/A
Equity Compensation plans not approved by
     stockholders                                        N/A                              N/A                             N/A
         Total                                           N/A                              N/A                             N/A

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Forward Looking Statements

Please see page 3 of this Annual Report for "Information Regarding Forward Looking Statements" appearing throughout this Annual Report.

Business Overview

For this information please see Part 1, Item 1 "Description of Business."

Results Of Operations

Year Ended April 30, 2007 Compared to Year Ended April 30, 2006

         Revenues for the year ended April 30, 2007 were nil compared to nil for the year ended April 30, 2006. This represents no change from the previous year.

         For the year ended April 30, 2007, operating expenses totaled $154,680 as compared to $47,908 for the year ended April 30, 2006. This was an increase of $106,772 or 223%. This increase was primarily due to a substantial increase in filing costs incurred by the Company associated with an increased amount of transactions undertaken by the Company.

         Our net loss was $154,581 for the year ended April 30, 2007 compared to a net loss of $50,917 for the year ended April 30, 2006. The decrease in profitability for the year ended April 30, 2007 was due to an increase in listing and filing expenses incurred by us in satisfying requirements of being a reporting company.

Liquidity and Capital Resources

         Our total current assets as of April 30, 2007 were $321,671, all in cash as compared with $1,370 in total current assets as of April 30, 2006, which included cash of $0. Additionally, we had a shareholders deficiency in the amount of $156,168 as of April 30, 2007 as compared to shareholders' deficiency of $1,587 as of April 30, 2006. The shareholders' deficit is a result of the Company incurring a loss of mineral rights during the aforementioned period. We have historically incurred losses and have financed our operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

         The number of common shares outstanding increased from 37,620,000 to 75,240,000 effective as of March 6, 2007. This increase was a direct result of a 2-for-1 forward stock split of our common stock which we effected in March of 2007.

         We had $128,472 of negative cash outflow from operating activities for the year ended on April 30, 2007, compared to a negative cashflow of $51,701 for the year ended April 30, 2006, an increase in cash outflow of approximately 148% or $76,771.

         We had $2,075,143 of cash inflow from financing activities during the year ended April 30, 2007, as compared to no cashflow from financing activities for the year ended April 30, 2006, attributable to issuance of promissory notes payable.

         We had $2,125,000 cash outflow from investing activities for the year ended on April 30, 2007, and we did not have any cash outflow from investing activities during the year ended on April 30, 2006.

         The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan.

         We have not realized any revenues since inception, and for the year ended April 30, 2007, and we are presently operating at an ongoing deficit.

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

         As of April 30, 2007 we had a working capital deficiency of $1,781,168 compared to $1,587 for the year ended April 30, 2006. A major portion of our debt is attributed to payments made for mineral properties, investment in a joint venture and operating deficiency. We plan to reduce these debts with proceeds generated from normal operational cash flow as well as the issuance of company stock.

         At April 30, 2007 we had no bank debt.

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

ITEM 7. FINANCIAL STATEMENTS


                   Index To Consolidated Financial Statements

                                                                         Page

Reports of Independent Registered Public Accounting Firm..................F-1

Reports of Independent Registered Public Accounting Firm..................F-2

Balance Sheets at April 30, 2007 and 2006.................................F-3

Statements of Losses for the Years Ended April 30, 2007
and 2006 and the period from February 9, 2005
(date of inception) to April 30, 2007.....................................F-4

Statements of Changes in Stockholders' Equity for the Years
Ended April 30, 2007 and 2006 and the period from
February 9, 2005 (date of inception) to April 30, 2007................... F-5

Statements of Cash Flows for the Years Ended April 30, 2007
and 2006 and the period from February 9, 2005
(date of inception) to April 30, 2007.................................... F-6

Notes to the Financial Statements.....................................F-7 - F-12

                                RAVEN GOLD CORP.

                       (formerly Riverbank Resources Inc.)

                         (An Exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                             April 30, 2007 and 2006

                             (Stated in US Dollars)

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
      -----------------------
             PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Raven Gold Corp (Formerly Riverbank Resources Inc).
(A Exploration Stage Company)


We have audited the accompanying balance sheet of Raven Gold Corp (Formerly Riverbank Resources Inc). as of April 30, 2007, and the related statements of operations, stockholders' equity and cash flows through April 30, 2007 and the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Raven Gold Corp (Formerly Riverbank Resources) as of April 30, 2006, were audited by other auditors whose report dated June 15, 2006, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raven Gold Corp (Formerly Riverbank Resources Inc). as of April 30, 2007 and the results of its operations and its cash flows through April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not achieved profitable operations and has accumulates losses of $212,788 since inception which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
August 11, 2007



               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Riverbank Resources, Inc.
(An Exploration Stage Company)


We have audited the accompanying balance sheet of Riverbank Resources, Inc. (an exploration stage company) as of April 30, 2006 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended April 30, 2006 and for the period from February 9, 2005 (inception) to April 30, 2005 and for the period from February 9, 2005 (inception) to April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $56,577 from inception. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.





WEBB & COMPANY, P.A.


Boynton Beach, Florida
June 15, 2006

                                RAVEN GOLD CORP.
                       (formerly Riverbank Resources Inc.)
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                             April 30, 2007 and 2006
                             (Stated in US Dollars)

                                     ASSETS                                      2007               2006
                                                                                 ----               ----

Current
Cash and Equivalents ......................................................   $   321,671    $        --
Prepaid Expenses ..........................................................            --          1,370
                                                                              -----------    -----------
                                                                                  321,671          1,370

Investment in Joint Venture ...............................................       500,000             --


Mineral Properties ........................................................     1,625,000             --
                                                                              -----------    -----------

                                                                              $ 2,446,671    $     1,370
                                                                              ===========    ===========

                                   LIABILITIES

Current
Bank overdraft ............................................................   $        --    $     2,957
Accounts Payable ..........................................................        24,739             --
Advances from Related Party ...............................................         3,100             --
Loans Payable .............................................................     2,075,000             --

                                                                              -----------    -----------
                                                                                2,102,839          2,957


                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding Common stock, $0.001 par value, 500,000,000 authorized,
75,240,000 shares issued and outstanding  as of April 30, .......                  75,240         74,240

2006, 74,240,000 as of April 30, 2006

Additional paid-in capital ................................................       481,380        (17,620)

Subscriptions receivable ..................................................            --
Deficit accumulated during the exploration stage ..........................      (212,788)       (58,207)
                                                                              -----------    -----------

                                                                                  343,832         (1,587)
                                                                              -----------    -----------

                                                                              $ 2,446,671    $     1,370
                                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                RAVEN GOLD CORP.
                       (formerly Riverbank Resources Inc.)
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                 for the years ended April 30, 2007 and 2006 and
           for the period from February 9, 2005 (Date of Inception) to
                                 April 30, 2007
                             (Stated in US Dollars)


                                                                                             Feburary 9,
                                                                                              2005
                                                                                             (Date of
                                                                      Years ended          Inception) to
                                                                       April 30,             April 30,
                                                                 2007             2006         2007
                                                            --------------------------------------------
 Expenses
 Exploration costs and expenses .........................   $          -    $     25,000    $     29,750
 Professional fees ......................................         56,925          19,194          78,532
 General and administrative .............................         40,870             187          41,168
 Listing and filing .....................................         29,217           3,248          32,665
 Investor relations .....................................         24,668             279          24,947
                                                            ------------    ------------    ------------
 Total expenses .........................................        151,680          47,908         207,062
                                                            ------------    ------------    ------------

 Loss before other items ................................       (151,680)        (47,908)       (207,062)

 Other Income and Expenses
 Impairment (loss) of Mineral Rights ....................             --          (3,000)         (3,000)
 Foreign Currency transaction (loss) ....................         (2,901)             (9)         (2,726)
                                                            ------------    ------------    ------------

 Net loss for the period ................................       (154,581)        (50,917)       (212,788)
                                                            ============    ============    ============


 Basic and diluted loss per share - continuing operations   $      (0.00)   $      (0.00)
                                                            ============    ============    ============

Weighted average number of shares outstanding ...........     74,740,000      74,240,000
                                                            ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                                RAVEN GOLD CORP.
                       (formerly Riverbank Resources Inc.)
                         (An Exploration Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           for the period from February 9, 2005  (Date of Inception) to
                                 April 30, 2007
                             (Stated in US Dollars)



                                                                                              Deficit
                                                                                             Accumulated
                                                                             Additional      During the
                                                        Common Shares          Paid-in       Exploration
                                                   *Number       Par Value     Capital         Stage           Total
                                                  --------------------------------------------------------------------
Capital stock issued for cash: - at $0.0001       64,200,000  $     64,200  $   (57,780)   $         -   $       6,420
                               - at $0.005        10,040,000        10,040       40,160              -          50,200
Net loss for the period
February 9, 2005 (inception)
to April 30, 2005                                          -             -            -         (7,290)         (7,290)
                                                  --------------------------------------------------------------------

Balance, as at April 30, 2005                     74,240,000        74,240      (17,620)        (7,290)         49,330
Net loss for the year                                      -             -            -        (50,917)        (50,917)

                                                  --------------------------------------------------------------------
Balance, as at April 30, 2006                     74,240,000        74,240      (17,620)       (58,207)         (1,587)
Stock issued for investment in
Joint Venture at $0.50/share                       1,000,000         1,000      499,000              -         500,000

Net loss for the year                                      -             -            -       (154,581)       (154,581)

Balance, as at April 30, 2007                     75,240,000  $     75,240  $   481,380    $  (212,788)  $     343,832
                                                  ==========  ============  ===========    ===========   =============

    The accompanying notes are an integral part of these financial statements

                                RAVEN GOLD CORP.
                       (formerly Riverbank Resources Inc.)
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                 for the years ended April 30, 2007 and 2006 and
           for the period from February 9, 2005 (Date of Inception) to
                                 April 30, 2007
                             (Stated in US Dollars)

                                                                                                             February 9,
                                                                                                            2005 (Date of
                                                                                     Years ended            Inception) to
                                                                                       April 30,               April,
                                                                                 2007              2006         2007
                                                                             ------------------------------------------

Operating Activities
Net loss for the period ...................................................   $  (154,581)   $   (50,917)   $  (212,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral rights ..............................................            --          3,000             --
Change in non-cash working capital balance:
Prepaid expenses ..........................................................         1,370         (1,370)            --
Accounts payable and expenses .............................................        24,739         (2,414)        24,739
                                                                              -----------    -----------    -----------

Cash used in operating activities .........................................      (128,472)       (51,701)      (188,049)
                                                                              -----------    -----------    -----------

Investing Activities
Investment in Joint Venture ...............................................      (500,000)            --       (500,000)
Purchase of mineral rights ................................................    (1,625,000)            --     (1,625,000)
                                                                              -----------    -----------    -----------

Cash used in investing activities .........................................    (2,125,000)            --     (2,125,000)
                                                                              -----------    -----------    -----------

Financing Activities
Issuance of common stock ..................................................       500,000             --        556,620
Issuance of promissory notes payable ......................................     2,075,000             --      2,075,000
Due to related party ......................................................         3,100             --          3,100
Bank overdraft ............................................................        (2,957)         2,957             --
                                                                              -----------    -----------    -----------

Cash from financing activities ............................................     2,575,143          2,957      2,634,720
                                                                              -----------    -----------    -----------

Increase (decrease) in cash during the period .............................       321,671        (48,744)       321,671

Cash, beginning of the period .............................................            --         48,744             --
                                                                              -----------    -----------    -----------

Cash, end of the period ...................................................   $   321,671    $        --    $   321,671
                                                                              ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                                RAVEN GOLD CORP.
                       (formerly Riverbank Resources Inc.)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             April 30, 2007 and 2006
                             (Stated in US Dollars)


Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

a)   Basis of Presentation

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $212,788 since its inception, has a working capital deficiency of $2,031,168 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

b)   Organization

     Riverbank Resources Inc. (an exploration stage company) ("the Company") was incorporated under the laws of the State of Nevada on February 9, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. Activities during the development stage include developing the business plan and raising capital.

     On August 14, 2006 the Company filed a certificate of amendment to the Nevada Secretary of State to change its name to Raven Gold Corp.

c) Use of estimates

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

d)   Cash and Cash Equivalents

     For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchaser to be cash equivalent.

e)   Mineral Interest

     Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned are classified as tangible assets. The Company had capitalized $3,000 related to the mineral rights acquired in 2005 and which were impaired as of April 30, 2007.

                                RAVEN GOLD CORP.
                       (formerly Riverbank Resources Inc.)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             April 30, 2007 and 2006
                             (Stated in US Dollars)



Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

f)   Long-lived Assets

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

g)   Income Taxes

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

h)   Loss Per Share

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of April 30, 2007 and 2006, there were no dilutive securities outstanding.

i)   Foreign Currency Translation

     The Company's functional currency is the United States dollar as substantially all of the Company's operations were in the United States. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the SFAS No. 52.

     Assets and liabilities dominated in a foreign currency were translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of difference exchange rates from period to period were included in the cumulative effect of foreign currency translation adjustment account in stockholders' equity.

     Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

                                RAVEN GOLD CORP.
                       (formerly Riverbank Resources Inc.)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             April 30, 2007 and 2006
                             (Stated in US Dollars)


Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

j)   Income Taxes

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


k)   Business Segments

     The Company operates in one segment and therefore segment information is not presented.

l)   Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company's financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

                                RAVEN GOLD CORP.
                       (formerly Riverbank Resources Inc.)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             April 30, 2007 and 2006
                             (Stated in US Dollars)


Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

l)   Recent Accounting Pronouncements - (Continued)

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

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

Note 2 ACQUISITION OF MINERAL RIGHTS

     On April 26, 2005, the Company acquired the mining rights to two claims collectively known as the Big Mike Border Gold property located in the Skeena Mining District of British Columbia, Canada, for a purchase price of $3,000. The Company received rights to all minerals contained in the Big Mike Border Gold property.

     On August 23, 2006 the Company entered into an agreement with Tara Gold Resources Corp., for the La Currita Property, which was effective as of May 30, 2006. According to the agreement the Company was to make payments of $50,000 on the 25th day of each month commencing June 2006 and ending April 2007. A final payment of $25,000 is to be made May 25, 2007. Furthermore, according to the agreement on October 26, 2006, the Company issued and delivered to Tara Gold Resources Corp. 1,000,000 (post split) restricted shares of common stock. The Company has not made payments according to the scheduled required payments and has only paid a total of $150,000 against the scheduled required payments. An amount owing of $425,000 for the agreement is owing.

     On August 23, 2006 the Company also entered into an agreement with Tara Gold Resources Corp., for the Las Minitas Property, which was effective as of June 1, 2006. According to the agreement the Company was to make payments of $75,000 on the date of the agreement, $225,000 by August 1, 2006, and a final payment of $300,000 was to be made November 1, 2006. Furthermore, according to the agreement on October 26, 2006, the Company issued and delivered to Tara Gold Resources Corp. 500,000 restricted shares of common stock. The Company has not made payments according to the scheduled required payments and has only paid a total of $250,000 against the scheduled required payments. An amount owing of $450,000 for the agreement is owing. Upon payment of the balance, the Company will retain a 20% interest in this property.

                                RAVEN GOLD CORP.
                       (formerly Riverbank Resources Inc.)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             April 30, 2007 and 2006
                             (Stated in US Dollars)


Note 3 LOANS

     In May of 2006, the Company received $3,000 in advances from its former president. The balance is non-interest bearing and due on demand

     On May 25, 2006 the Company borrowed funds in the amount of $75,000 from Paradisus Investment Corp. The Company wired $75,000 on the same date to Tara Gold Resources Corp. as part of a purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp. for "Las Minitas" property.

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

     On June 27, 2006 the Company borrowed $175,000 from Zander Investment Limited. The Company wired $175,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp. for "Las Minitas" property.

     On July 27, 2006 the Company borrowed $50,000 from Zander Investment Limited. The Company wired $50,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for "La Currita" property.

     On August 23, 2006 the Company borrowed $50,000 from Paradisus Investment Corp. The Company wired $50,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for "Las Minitas "property.

     On September 21, 2006 the Company borrowed $100,000 from Coach Capital, LLC. The Company wired $100,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for "Las Minitas "property.

     On October 3, 2006 the Company borrowed $200,000 from 1230144 Alberta Ltd., a private corporation.

     On October 5, 2006 the Company borrowed $500,000 from Coach Capital, LLC. The Company wired $500,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp., $75,000 for the "Las Minitas" and $425,000 for the "la Currita" properties.

     On October 12, 2006 the Company borrowed $500,000 from Coach Capital, LLC. The company wired $500,000 on the same date to Tara Gold Resources Corp. to invest in the Start-Up Capital to be repaid from 60% of the net operating revenue derived from "La Currita" property.

     On January 25, 2007 the Company wired $50,000 to Tara Gold Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for "La Currita" property.

                                RAVEN GOLD CORP.
                       (formerly Riverbank Resources Inc.)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             April 30, 2007 and 2006
                             (Stated in US Dollars)


Note 3 LOANS - (Continued)

     On March 7, 2007 the Company borrowed $150,000 from Coach Capital, LLC. The Company wired $150,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp.

     On April 12, 2007 the Company borrowed $50,000 from Coach Capital, LLC. The Company wired $50,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp.

     On April 27, 2007 the Company borrowed $50,000 from Coach Capital, LLC.

Note 4 STOCKHOLDERS' EQUITY

     During 2005, the Company issued 64,200,000 shares of common stock to its founders for cash of $6,420 ($.0001 per share)

     During 2005, the Company issued 10,040,000 shares of common stock for cash of $50,200 ($0.005 per share).

     In August 2006 the Company performed a 5:1 forward split and on March 2007 a 2:1 forward split of its common stock.

     On October 6, 2006 the Company entered into an agreement to acquire certain mineral properties from Tara Gold Resources Corp. Terms of the agreement required the Company to issue 1,000,000 (post split) restricted shares of common stock of the Company. On October 6 the Company issued the required restricted common stock of the Company for a per share) fair value of $500,000.

     In March 2007 the Company increased the authorized capital of common stock to 500,000,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Previous independent accountants

(i) On September 19, 2006, Raven Gold Corp. (the "Company") terminated its relationship with Webb & Company, P.A. ("Webb") as the Company's independent registered public accountants. The decision to change accountants was recommended and approved by the Company's Board of Directors.

(ii) Except for a "Going Concern" disclaimer issued by Webb in connection with the audit of the Company's financial statements for each of the two prior fiscal years ended April 30, 2006 and 2005, respectively, the reports of Webb on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

(iii) In connection with the Company's audits for the two most recent fiscal years and up to the date of this Current Report, with the exception of Webb informing the Company that during its initial review procedures for the Company's Quarterly Report on Form 10-QSB for the three months ended July 31, 2006, Webb became aware of certain agreements that it believed were not properly disclosed as subsequent events in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006, and as further explained below, there have been no disagreements with Webb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Webb would have caused them to make reference thereto in their report on the financial statements for such years.

As disclosed in the Form 8-K/A filed by the Company with the SEC on September 29, 2006, Webb informed the company that during its initial review procedures for the July 31, 2006 form 10-QSB, it had become aware of certain agreements that were not properly disclosed as subsequent events in the April 30, 2006 form 10-KSB. The nature of the disagreement with Webb came about as a result of the Company entering into a (I) Joint Venture Agreement with Tara Gold Resources Corporation ("Tara") and Corporacion Amermin S.A. de C.V., a 97% owned subsidiary of Tara Gold Resources Corp. ("Amermin"; Amermin and Tara shall hereafter be collectively referred as "Tara Gold"), originally dated May 30, 2006 (the "JV Agreement"), relating to the Company's acquisition of 25% of Tara's interests in the La Currita Groupings (as set forth in the JV Agreement), and (II) Letter of Intent Agreement with Tara Gold, originally dated June 1, 2006 (the "LOI Agreement"; the LOI Agreement and the JV Agreement shall collectively be referred to as the "Agreements"), relating to the Company's acquisition of 20% interest in Tara's rights, privileges and interests in the Las Minitas Groupings (as set forth in the LOI Agreement), and the Company failing to properly communicate to Webb the following: (I) that the actual date of execution of the Agreements was August 23, 2006, and (II) that that the Company and Tara Gold had intended to have each of the Agreements be effective as of May 31 and June 1, 2006, respectively, but the Agreements were actually dated as of May 31 and June 1, 2006, but did not say that they were effective as of these dates. This apparent disagreement was further compounded by the Company's statements in the Current Report that it filed with the Commission on Form 8-K on September 22, 2006, which reported the same information, i.e., that the Company entered into these Agreements on the effective dates, rather then stating that the Agreements were signed on August 23, 2006 with the intent to have them be effective as of May 31 and June 1, 2006, respectively. As a result, the Company believes this inaccurate disclosure gave rise to the reported disagreement with Webb.

The Company believes that as of the date of this Current Report the aforementioned disagreement has been resolved to Webb's satisfaction.

In light of the foregoing, the Company and Tara Gold have subsequently on March 30, 2007, entered into an Amendment to each respective Agreement setting forth each of the parties' intentions to date the Agreements as of the date of the execution and have an effective date match the dates currently appearing on the Agreements. In addition, as a result of the foregoing, the Company will promptly amend the aforementioned Current Report filed with the SEC on Form 8-K on September 22, 2006, to rectify the disclosures set forth therein.

(iv) Except to the extent set forth in subparagraph (a)(iii) above and as set forth below, during the two most recent fiscal years and as of the date of this Current Report, Webb did not advise the Company with respect to items listed in Regulation S-B Item 304(a)(1)(iv)(B)), and any such issues were not resolved to Webb's satisfaction prior to its resignation or dismissal.

Prior to the Company's filing of the Current Report with the SEC on Form 8-K/A filed on September 29, 2006, the Company's board of directors and its management did not have formal discussions with Webb with respect to the subject matter of the disagreement. Subsequent to the filing of the Current Report on Form 8-K/A filed on September 29, 2006, the Company has been in discussions with Webb regarding the nature of the disagreement, and as of the date of this Current Report, believes that the aforementioned disagreement has been resolved to Webb's satisfaction. The Company has also authorized Webb to respond fully to the inquiries of Moore, the Company's current accountant, concerning the subject matter of the disagreement.

(v) The Company has requested that Webb furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed with this Current Report on Form 8-K as exhibit #16.1.

(b) New independent accountants

In addition, on September 19, 2006, the Company engaged Moore & Associates ("Moore") as its new independent registered public accountants as of equal date. The decision to engage Moore was recommended and approved by the Company's Board of Directors. During the two most recent fiscal years and through September 19, 2006, the Company did not consult with Moore regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Moore concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, the disagreement set forth above, or as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to
Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of April 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

(b) Changes in Internal Controls
There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our affect internal controls over financial reporting that occurred during the our fiscal quarter ended April 30, 2007.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Except as provided in the footnotes, the following table sets forth information regarding our directors and executive officers as of April 31, 2007:

    Name                  Age                  Position
----------------------- ------- ------------------------------------------------

Blair Naughty (1)                Chief Executive Officer, President and Director

David Michaud (2)                Director

Laurence Stephenson (3)          Director

Gary Haukeland                   Director

Bashir Virji                     Chief Financial Officer

(1) On June 1, 2007 the Company appointed Mr. Blair Naughty as a member of the Board of Directors of the Company, President and CEO of the Company.
(2) On June 7, 2007 Mr. David Michaud was appointed as a member of the Board of Directors of the Company.
(3) On June 12, 2007 Mr. Laurence Stephenson was appointed as a member of the Board of Directors of the Company.



The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. No date for the annual meeting of stockholders is specified in the Company's bylaws or has been fixed by the Board of Directors.

The following information sets forth the backgrounds and business experience of the directors, executive officers and key employees:

Blair Naughty. Mr. Naughty has 18 years experience in the junior mining markets, holding positions at Midland Doherty, Sprott Securities, Yorkton Securities and Infinity Mutual Funds between the years of 1989 and 1997. From 1998 until present, Mr. Naughty has worked with both public and private mining companies aiding them in investor awareness campaigns and in securing financing.

David Michaud. Mr. Michaud graduated from Queen's University in 1992 with a Bachelor of Science degree in Mining Engineering. From 1993 to 1996 Mr. Michaud worked in day-to-day operation as Plan Metallurgist for Comico on various mines in Canada and the US. During the years from 1996 till 2001 Mr. Michaud was a Senior Operations Metallurgist at Highland Valley Cooper, BC Canada. From 2002 until 2006 Mr. Michaud was Operations Superintendent and then Port Manager for Compania Minera Antamina in Peru. Currently Mr. Michaud is Operations Manager for Corriente Resources Inc. in Canada. With over 10 years experience in the field of mining engineering, Mr. Michaud has the knowledge to guide the Companies in its exploration program.

Laurence Stephenson. Mr. Stephenson graduated from Carleton University in 1975 with a Bachelor of Science degree in Geology. In 1985, graduated from York University with a Masters of Business Administration. He is registered as a Professional Engineer, P.Eng., for the Province of Ontario (1981). With over 30 years experience in the field of mining exploration, he has the experience to guide companies through the effective use of financing in their exploration program. With his business education and experience consulting to the investment industry for the past 15 years, he has been able to assist companies in acquiring investment funds.

Mr. Stephenson was instrumental in starting Spirit Lake Explorations in 1985, Kokanee Explorations Ltd., Glencarin Explorations Ltd. and Wheaton River Minerals. He assisted in the reorganization of Golden Hemlock Explorations Strike Minerals Ltd. and several other companies to a lesser degree. All these companies still remain active.

Gary Haukeland. Mr. Haukeland has been in the real estate business for over 25 years following a number of years with the Royal Bank of Canada and later with Dunn and Bradstreet. While with the Royal Bank he worked at numerous branches in management and accounting capacities. At Dun and Bradstreet he held a business analyst position compiling credit reporting information on private and public corporations. In 1977 he obtained his real estate pre-licensing accreditation through the Faculty of Commerce at the University of British Columbia. He is currently Vice President and Managing Broker of NAI Goddard & Smith, a commercial real estate firm in Vancouver, British Columbia partnered with 300 offices in 40 countries worldwide with over $25 billion in transactions annually. Throughout his real estate career he has successfully coordinated a multitude of complex negotiations. His knowledge and marketing services are sought by developers, lenders and institutional clients for development strategies, trends and work out situations. Over the years he has represented these clients throughout Canada, the United States and Asia.


Bashir Virji. Bashir is experienced chartered accountant with 25+ year's proven and stable track record in financial management, reporting and controls. This includes 9+ years in senior positions with a worldwide engineering, procurement and construction company in the oil and gas industry, 2 years with a publicly listed land development and housing construction company, and 6+ years in internal audit of a multi-national manufacturing/civil construction company. He is currently the Chief Financial Officer of a company in the telecom industry.

Family Relationships

There are no family relationships between any of our directors or executive officers. None of the other directors and executive officers are related by blood, marriage or adoption.

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

Code of Ethics

As of the date of this Annual Report, we have not adopted a Code of Ethics (the "Code of Ethics") applicable to our principal executive, financial and accounting officer or persons performing similar functions. We intend to adopt the Code of Ethics sometime in the second half of calendar 2007.

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended April 30, 2007, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers and directors of our company whose total annual salary and bonus exceeded $100,000 (collectively, the "named officers") for the period from April 30, 2006 to the end of our fiscal year ended April 30, 2007.

                           Summary Compensation Table

                                                                                          Change in
                                                                           Non-Equity     Pension
                                                                            Incentive    Value and Non-
                                                                             Plan          Qualified     All
                                                        Stock      Option   Compens-       Deferred      Other
                                       Salary   Bonus   Awards    Awards     ation        Compensation   Compensation
  Name & Principal Position    Year     ($)       ($)     ($)       ($)       ($)         Earnings ($)   ($) (1)        Total
---------------------------------------------- ------- ------- ----------- ----------- ---------------- ------------- ----------
Earl Hope (1)                  2006     N/A       --      --          --       --             --            --           N/A


Gary Haukeland (4)             2006     N/A       --      --          --       --             --            --           N/A

(1) Mr. Hope resigned on August 11, 2006 as a member of our board of directors, our President and CEO. (2) Mr. Haukeland resigned on June 1, 2007 as our President and CEO.

We do not have either (i) a plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans, nor (ii) any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to any of our named executive officers at, following, or in connection with the resignation, retirement or other termination of any of our named executive officers, or in connection with the change in control of our company or a change in any of our named executive officers' responsibilities following a change in control, with respect to each of our named executive officers.

                OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

The following table sets forth information with respect concerning unexercised options; stock that has not vested; and equity incentive plan awards for each of our named executive officers outstanding as of the end of our fiscal year ended April 30, 2007 and grants of options to purchase our common stock under our equity compensation plans, if any, to the named executive officers during the fiscal year ended April 30, 2007. As of April 30, 2007, we have not adopted any equity compensation plan pursuant to which we may grant equity awards to eligible persons.

                                      Option Awards                                                Stock Awards
             -------------------------------------------------------------------- --------------------------------------------------
Name            Number         Number         Equity       Option      Option      Number    Market    Equity    Equity Incentive
                  of             of          Incentive     Exercise   Expiration     of       Value    ncentive     Plan Awards:
              Securities     Securities        Plan        Price        Date       Shares      of       Plan      Market or Payout
              Underlying     Underlying       Awards:       ($)                    or Units   Shares   Awards:        Value
              Unexercised    Unexercised       Number                              of Stock     or      Number         of
               Options        Options           of                                  That      Vnits      of         Unearned
                 (#)            (#)         securities                              Have       of     Unearned       Shares,
              Exercisable    Unexercisable   underlying                              Not      Stock    Shares,      Units or
                                             Unexercised                            Vested     That    Units or      Other
                                             Unearned                               (#)       Have     Other         Rights
                                              Options                                         Not      Rights      That Have
                                                (#)                                          Vested    That           Not
                                                                                               ($)     Have         Vested
                                                                                                       Not            ($)
                                                                                                       Vested
                                                                                                        (#)
------------------------------------------------------------------------------------------------------------------------------------
 N/A

(1) As permitted under the rules promulgated by the Securities and Exchange Commission, this table omits columns that are not applicable.

Employment Agreements

We do not have any employment contracts and have not entered into any termination contracts with any party and there have been no changes in control arrangements with any party.

Director Compensation

The following table sets forth with respect to each of our directors, compensation information inclusive of equity awards and payments made in the fiscal year ended April 30, 2007

                             Directors Compensation

                     Fees Earned    Stock   Option                                                                            Total
                     or Paid in     Awards   Awards    Non-Equity Incentive      Change in Pension Value and      All Other    ($)
                        Cash         ($)     ($)       Plan Compensation           Nonqualified Deferred         Compensation  (h)
Name                    ($)          (c)     d)(1)             ($)                  Compensation Earnings             ($)
(a)                     (b)                                    (e)                             (f)                    (g) (1)
------------------- -------------- -------------------------------------------- ---------------------------------------------------
Earl Hope                ?           NIL      NIL              NIL                             NIL                    NIL        ?

Luard Mannig
                         ?           NIL      NIL              NIL                             NIL                    NIL        ?
Gary Haukeland
                      $20,000        NIL      NIL              NIL                             NIL                    NIL    $20,000

(1) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment, none of the named executive received any other compensation, perquisites, personal benefits in excess of $10,000.

Except as set forth above, directors that are non-officers of our company do not receive a cash retainer annually nor do they receive any remuneration for attendance at a board meeting, other than reimbursement for travel expenses.

Compensation of Directors

We reimburse our Board of Directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to April 30, 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 30, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Name and address of owner        Title of Class         Capacity with Company        Number of Shares Beneficially    Percentage of
                                                                                                Owned                    Class
                                                                                                 (1)
------------------------------------------------------------------------------------------------------------------------------------
Blair Naughty                   Common Stock            CEO and President                        NIL                      NIL
------------------------------------------------------------------------------------------------------------------------------------
David Michaud                   Common Stock                Director                             NIL                      NIL
------------------------------------------------------------------------------------------------------------------------------------
Laurence Stephenson             Common Stock                Director                             NIL                      NIL
------------------------------------------------------------------------------------------------------------------------------------
Gary Haukeland                  Common Stock                Director                             NIL                      NIL
------------------------------------------------------------------------------------------------------------------------------------
Bashir Virji                    Common Stock         Chief Financial Officer                     NIL                      NIL
------------------------------------------------------------------------------------------------------------------------------------

* Beneficial ownership set forth above is less than 1%.
(1) Percentage ownership is based upon 75,240,000 shares of common stock outstanding on April 30, 2007 and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owned as of April 30, 2007 and assumes the conversion of preferred shares held by such person (but not by anyone else).
(2) Beneficial ownership consists entirely of our common stock.

As of April 30, 2007, we have not adopted any equity compensation plan pursuant to which we may grant equity awards to eligible persons.

The following table summarizes our equity compensation plan information as of April 30, 2007

                            Equity Compensation Table

Plan Category(1) Number of Shares to Weighted-Average Number of Shares
                                                                                                               Remaining Available
                                                                                                               for Future Issuance
                                                                                                                   Under Equity
                                                    Be Issued upon                                              Compensation Plans
                                                     Exercise of                   Exercise Price of            (Excluding Shares
                                                     Outstanding                 Outstanding Options,              Reflected in
                                                  Options, Warrants               Warrants and Rights              Column (a))
                                                     and Rights)                          (b)                          (c)
-------------------------------------------- ------------------------------  -------------------------------  ----------------------
Equity Compensation plans approved by
     stockholders                                        N/A                              N/A                             N/A
Equity Compensation plans not approved by
     stockholders                                        N/A                              N/A                             N/A
         Total                                           N/A                              N/A                             N/A

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions with Related Persons, Promoters and Certain Control Persons

During the year ended April 30, 2007, there have not been any transactions or proposed transactions to which we were or is are to be a party, in which our officers, directors or nominees had or are to have a direct or indirect material interest.

ITEM 13. EXHIBITS

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

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

The following is a summary of the fees billed to our company by our principal accountants for professional services rendered in connection with the fiscal yearS ended April 30, 2007 and April 30, 2006.

                                         April 30, 2007      April 30, 2006
Fee Type

Audit fees                              $     4,500         $       --
Audit related fees                              --                  --
Registration statement fees                   56,925              19,194
Tax fees                                        --                  --
All other fees                                29,217              32,665
                                        ------------        ------------
Total fees                              $     90,642        $     51,859
                                        ============        ============

Audit fees consist of billings for professional services rendered for the audit of our company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports that are normally provided by independent accounting firms in connection with regulatory filings, including audit services performed related to mergers and acquisitions.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our company's consolidated financial statements, which are not reported under "Audit Fees."

Registration statement fees consist of fees billed to review the Form SB-1 registration statement filed by the Company during 2007.

Tax fees consist of billings for professional services for tax compliance and tax planning regarding federal and state tax filings.

All other fees consist of fees for products and services other than the services reported above.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended April 30, 2007, were approved by our board of directors.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        RAVEN GOLD CORP.


Date: August 13, 2007                   By: /s/ Blair Naughty
                                           -------------------
                                           Blair Naughty
                                           Chief Executive Officer and President





Date: August 13, 2007                   By: /s/  Bashir Virji
                                           ------------------
                                           Bashir Virji
                                           Chief Financial Officer, acting
                                           Principal Financial Officer, and
                                           acting Principal Accounting Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                       Title                        Date
---------------------------- -------------------------    ----------------------

/s/ Blair Naughty            Chief Executive Officer      August 13, 2007
------------------------     and President and Director
  Blair Naughty

/s/ David Michaud            Director                     August 13, 2007
------------------------
  David Michaud

/s/ Laurence Stephenson      Director                     August 13, 2007
------------------------
  Laurence Stephenson

/s/ Gary Haukeland           Director                     August 13, 2007
------------------------
Gary Haukeland