Form 10QSB
period 2007-07-31
RAVEN GOLD CORP
filed 2007-09-12
CIK 1332052

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-QSB

|X|	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007.

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

Issuer's telephone number, including area code: (604) 688-7526

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 75,240,000 shares of $0.001 par value Common Stock issued and outstanding as of September 10, 2007.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Financial Statements (unaudited)	2
	Balance Sheets at July 31, 2007 and April 30, 2007	5
	Statements of Operations for the three and nine months ended July 31, 2007 and 2006	6
	Statement of Cash Flows for the nine months ended July 31, 2007 and 2006	7
	Notes to Financial Statements	8 - 14
ITEM 2	Management’s Discussion and Analysis or Plan of Operation
		15

ITEM 3	Controls and Procedures	17

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3.	Defaults Upon Senior Securities	18

ITEM 4.	Submission of Matters to a Vote of Security Holders.	18

ITEM 5.	Other Information	18

ITEM 6	Exhibits	18

	Signatures	19

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
INTERIM FINANCIAL STATEMENTS
July 31, 2007
(Stated in US Dollars)
(Unaudited)

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Raven Gold Corp.
(formerly Riverback Resources Inc.)
(An Exploration Stage Co.)

We have reviewed the accompanying balance sheet of Raven Gold Corp. as of July 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Raven Gold Corp.

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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
September 11, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
INTERIM BALANCE SHEETS
July 31, 2007 and April 30, 2007
(Stated in US Dollars)
(Unaudited)

	July 31,	April 30,
ASSETS	2007	2007

Current
Cash and Equivalents	$97,994	$321,671
Prepaid Expenses	1,500	-
	99,494	321,671

Investment in Joint Venture	500,000	500,000

Mineral Properties	2,225,000	1,625,000

	$2,824,494	$2,446,671

LIABILITIES

Current
Accounts Payable	$37,055	$24,739
Advances from Related party	3,100	3,100
Accrued Interest	56,577	-
Loans Payable	2,480,000	2,075,000

	2,576,732	2,102,839

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
None issued and outstanding. Common stock, $0.001 par value,
500,000,000 authorized, 75,240,000 shares issued and outstanding
As of July 31, 2007 and as of April 30, 2007	75,240	75,240
Additional paid-in capital	481,380	481,380
Deficit accumulated during the exploration stage	(308,858)	(212,788)

	247,762	343,832

	$2,824,494	$2,446,671

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended July 31, 2007 and 2006 and
for the period from February 9, 2005 (Date of Inception) to July 31, 2007
(Stated in US Dollars)
(Unaudited)

			February 9, 2005
			(Date of
	Three months ended		Inception) to
	July 31,		July 31,
	2007	2006	2007
Expenses
Exploration costs and expenses	$6,286	$-	$36,036
Professional fees	11,904	6,227	90,436
General and administrative	10,712	31	51,880
Listing and filing	5,509	420	38,174
Investor relations	5,000	-	29,947
Total expenses	39,411	6,678	246,473

Loss before other items	(39,411)	(6,678)	(246,473)

Other Income and Expenses
Interest Expense	(56,577)	-	(56,577)
Impairment (loss) of Mineral Rights	-	-	(3,000)
Foreign Currency transaction (loss)	(82)	-	(2,808)

Net loss for the period	$(96,070)	$(6,678)	$(308,858)

Basic and diluted loss per share – continuing operations	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,240,000	37,120,000

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended July 31, 2007 and 2006 and
for the period from February 9, 2005 (Date of Inception) to July 31, 2007
(Stated in US Dollars)
(Unaudited)

			February 9, 2005
			(Date of
	Three months ended		Inception) to
	July 31,		July 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$(96,070)	$(6,678)	$(308,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	(1,500)	-	(1,500)
Accounts payable and expenses	14,758	3,674	39,497

Cash used in operating activities	(82,812)	(3,004)	(270,861)

Investing Activities
Investment in Joint Venture	-	-	(500,000)
Purchase of mineral rights	(600,000)	(425,000)	(2,225,000)

Cash used in investing activities	(600,000)	(425,000)	(2,725,000)

Financing Activities
Issuance of common stock	-	-	556,620
Accrued Inteest	56,577		56,577
Issuance of promissory notes payable	405,000	425,000	2,480,000
Due to related party	-	3,100	3,100
Bank overdraft	(2,442)	-	(2,442)

Cash from financing activities	459,135	428,100	3,093,855

Increase (decrease) in cash during the period	(223,677)	96	97,994

Cash, beginning of the period	321,671	-	-

Cash, end of the period	$97,994	$96	$97,994

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
from February 9, 2005 (Date of Inception) to July 31, 2007
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
					During the
	Common Shares		Paid-in	Additional	Development
	*Number	*Par Value	Capital	Stage	Total

Capital stock issued for cash: - at $0.00001	64,200,000	$64,200	$(57,780)	$-	$6,420
- at $0.005	10,040,000	10,040	40,160	-	50,200
Net loss for the period February 9, 2005 (inception) to April 30, 2005	-	-	-	(7,290)	(7,290)
Balance, as at April 30, 2005	74,240,000	74,240	(17,620)	(7,290)	49,330

Net loss for the year	-	-	-	(50,917)	(50,917)
Balance, as at April 30, 2006	74,240,000	74,240	(17,620)	(58,207)	(1,587)

Stock issued for investment in Joint Venture at $0.50/share	1,000,000	1,000	499,000	-	500,000
Net loss for the year	-	-	-	(154,581)	(154,581)
Balance, as at April 30, 2007	75,240,000	75,240	481,380	(212,788)	343,832
Net loss for the period	-	-	-	(96,070)	(96,070)
Balance, as at July 31, 2007	75,240,000	$75,240	$481,380	$(308,858)	$(247,762)

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The information presented in the accompanying interim three months financial statements is unaudited. The information includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2007 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2007 annual financial statements.

Note 2	Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At July 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $308,858 since its inception, has a working capital deficiency of $2,477,238 (April 30, 2007 - $2,031,168) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

The Company was incorporated in the State of Nevada on February 9, 2005 under the name of Riverbank Resources , Inc.

Note 3	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting policies summarized below:

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 3	Summary of Significant Accounting Policies– (cont’d)

a)      Use of estimates

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

b)      Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchaser to be cash equivalent.

c)      Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned are classified as tangible assets. The Company had capitalized $3,000 related to the mineral rights acquired in 2005 and which were impaired as of April 30, 2007.

d)      Long-lived Assets

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

e)      Foreign Currency Translation

The Company’s functional currency is the United States dollar as substantially all of the Company’s operations were in the United States.  The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52.

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 3	Summary of Significant Accounting Policies– (cont’d)

e)      Foreign Currency Translation – (cont’d)

Assets and liabilities dominated in a foreign currency were translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments arising from the use of difference exchange rates from period to period were included in the cumulative effect of foreign currency translation adjustment account in stockholders’ equity.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations.

f)      Income Taxes

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

g)      Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of July 31, 2007, there were no dilutive securities outstanding.

h)      Business Segments

The Company operates in one segment and therefore segment information is not presented

Note 4	Acquisition of mineral Rights

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
July 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 4	Acquisition of mineral Rights–(cont’d)

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

In May 2007, the Company wire transferred $505,000 to Tara Gold Resources Corp. for a further interest in the La Currita Property.

In June 2007 the Company wire transferred an additional $95,000 to Tara Gold Resources Corp. for an additional further interest in the La Currita Property.

Note 5	Loans

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
July 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 5	Loans – (cont’d)

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

On May 15, 2007 the Company borrowed $205,000 from Coach Capital, LLC. The company wired $205,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “La Currita” property.

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 5	Loans – (cont’d)

On June 13, 2007 the Company borrowed $100,000 from Coach Capital, LLC. The company wired $100,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “La Currita” property.

On July 26, 2007 the Company borrowed $100,000 from Coach Capital, LLC. The company wired $100,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “La Currita” property.

At July 31, 2007 the Company had promissory notes outstanding totalling $2,480,000 which are unsecured, bear interest at 10% per annum and are due on demand.   These notes are due from companies who are shareholders of the Company.  The Company has recorded interest of $56,577 as interest expense on the promissory notes.

Note 6	Stockholders’ Equity

During 2005, the Company issued 6,420,000 shares of common stock to its founders for cash of $6,420 ($0.001 per share)

During 2005, the Company issued 1,004,000 shares of common stock for cash of $50,200 ($0.05 per share).

In June 2006 the Company performed a 5:1 forward split of its common stock for a total of 37,120,000 shares issued and outstanding.

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

In March 2007 the Company performed a 2:1 forward split of its common stock for a total of 75,240,000 shares issued and outstanding.

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

Results of Operations

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006

Revenues for the three months ended July 31, 2007 and the three months ended July 31, 2006 were nil. As such, there is no meaningful comparison for these periods.

For the three months ended July 31, 2007, general and administrative expenses totaled $10,712 compared with $31 for the three months ended July 31, 2006. This represents an increase of $10,681, or 34,445%.  The increase in general and administrative expenses is a result of expenditures required to maintain an infra-structure to support increased activity going to the next level of exploration.

Total expenses for the three months ended July 31, 2007 totaled $39,411 compared with $6,678 for the three months ended July 31, 2006. This represents an increase of $32,733, or 490%. The increase in total expenses is a result of  expenditures required to maintain an infra-structure to support increased activity going to the next level of exploration.

Interest expense was $56,577 and nil for the three months ended July 31, 2007 and 2006, respectively.  This was an increase of $56,577.  The reason for this increase is that, in accordance with the terms and conditions of the outstanding promissory notes, interest was to start accruing with effect from May 1, 2007.

Our net loss was $(96,070) for the three months ended July 31, 2007 compared to a net loss of $(6,678) for the three months ended July 31, 2006, an increase of $(89,392), or 1,339%.   The increase in the net loss for the three months ended July 31, 2007 was due to accrued interest on promissory notes and the increase in expenses required to maintain an infra-structure to support increased activity going to the next level of exploration.

Liquidity and Capital Resources

As of July 31, 2007 we had total current assets of approximately $99,494 with a cash balance of $97,994. Management plans to use the current cash on hand for operations.

Net cash used in operating activities was $(82,812) for the three months ended July 31, 2007, compared to $(3,004) for the three months ended July 31, 2006, an increase of $(79,808) or 2,657%. The increase in net cash used in operating activities is primarily the result of
Increased operating expenses and accrued interest on promissory notes.

Net cash used in investing activities was $(600,000) for the three months ended July 31, 2007 compared to net cash used in investing activities for the three months ended July 31, 2006 of $(425,000), which is an increase of $(175,000) or 242%. The net cash used in investing activities increased primarily due to purchase of mineral rights

Net cash used in financing activities was $459,135 for the three months ended July 31, 2007 compared to net cash used in financing activities of $428,100 for the three months ended July 31, 2006, which is an increase in net cash provided by financing activities of $31,035 or 6.8%.

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

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a net loss of $308,858 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RAVEN GOLD CORP.

Date: September 12, 2007	By:	/s/ Blair Naughty
Blair Naughty
Chief Executive Officer and President

RAVEN GOLD CORP.

Date: September 12, 2007	By:	/s/ Bashir Virji
Bashir Virji
Chief Financial Officer, acting Principal Financial Officer, and acting Principal Accounting Officer