Form 10QSB
period 2007-10-31
RAVEN GOLD CORP
filed 2007-12-13
CIK 1332052

         UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, DC 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 75,240,000 shares of Common Stock, $0.001 par value per share, issued and outstanding as of October 31, 2007.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Financial Statements (unaudited)	3

ITEM 2	Management’s Discussion and Analysis or Plan of Operation	16

ITEM 3	Controls and Procedures	20

PART II. OTHER INFORMATION		20

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Raven Gold Corp.

We have reviewed the accompanying balance sheet of Raven Gold Corp. as of October 31, 2007, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Raven Gold Corp.

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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
December 10, 2007

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

October 31, 2007

(Stated in US Dollars)

(Unaudited)

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
INTERIM BALANCE SHEETS
October 31, 2007 and April 30, 2007
(Stated in US Dollars)

	October 31,	April 30,
ASSETS	2007	2007
	(Unaudited)
Current
Cash and Equivalents	$1,536	$321,671

Investment in Joint Venture	500,000	500,000

Mineral Properties	2,225,000	1,625,000

	$2,726,536	$2,446,671

LIABILITIES

Current
Accounts Payable	$31,959	$24,739
Advances from Related party	3,100	3,100
Accrued Interest	102,073	-
Loans Payable	2,492,000	2,075,000

	2,629,132	2,102,839
STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
None issued and outstanding. Common stock, $0.001 par value,
500,000,000 authorized, 75,240,000 shares issued and outstanding
as of October 31, 2007, and as of April 30, 2007	75,240	75,240
Additional paid-in capital	481,380	481,380
Deficit accumulated during the exploration stage	(459,216)	(212,788)

	97,404	343,832

	$2,726,536	$2,446,671

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the six months ended October 31, 2007 and 2006 and
for the period from February 9, 2005 (Date of Inception) to October 31, 2007
(Stated in US Dollars)
(Unaudited)

					February 9, 2005
					(Date of
	Three months ended		Six months ended		Inception) to
	October 31,		October 31,		October 31,
	2007	2006	2007	2006	2007
Expenses
Exploration costs and expenses	$-	$-	$6,286	$-	$36,036
Professional fees	44,016	6,812	55,920	13,039	134,452
General and administrative	54,390	337	65,102	368	106,270
Listing and filing	7,297	19,165	12,806	19,585	45,471
Investor relations	5,723	-	10,723	-	35,670
Total expenses	111,426	26,314	150,837	32,992	357,899

Loss before other items	(111,426)	(26,314)	(150,837)	(32,992)	(357,899)

Other Income and Expenses
Interest Expense	(45,496)	-	(102,073)	-	(102,073)
Impairment (loss) of Mineral Rights	-	-	-	-	(3,000)
Foreign Currency transaction (loss)	6,564	(1,293)	6,482	(1,293)	3,756

Net loss for the period	$(150,358)	$(27,607)	$(246,428)	$(34,285)	$(459,216)

Basic and diluted loss per share – continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,240,000	37,258,888	75,240,000	37,258,888

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended October 31, 2007 and 2006 and
for the period from February 9, 2005 (Date of Inception) to October 31, 2007
(Stated in US Dollars)
(Unaudited)

			February 9, 2005
			(Date of
	Six months ended		Inception) to
	October 31,		October 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$(246,428)	$(34,285)	$(459,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	-	(8,757)	-
Accounts payable and expenses	7,220	19,364	31,959

Cash used in operating activities	(239,208)	(23,678)	(427,257)

Investing Activities
Investment in Joint Venture	-	(500,000)	(500,000)
Purchase of mineral rights	(600,000)	(1,075,000)	(2,225,000)

Cash used in investing activities	(600,000)	(1,575,000)	(2,725,000)

Financing Activities
Issuance of common stock	-	-	556,620
Accrued Interest	102,071	-	102,071
Issuance of promissory notes payable	417,000	1,775,000	2,492,000
Due to related party	-	3,100	3,100

Cash from financing activities	519,071	1,778,100	3,153,791

Increase (decrease) in cash during the period	(320,137)	179,422	1,536

Cash, beginning of the period	321,671	(2,957)	-

Cash, end of the period	$1,536	$176,465	$1,536

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
from February 9, 2005 (Date of Inception) to October 31, 2007
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Exploration
	*Number	*Par Value	Capital	Stage	Total
Capital stock issued for cash: - at $0.00001	64,200,000	$64,200	$(57,780)	$-	$6,420
- at $0.005	10,040,000	10,040	40,160	-	50,200
Net loss for the period February 9, 2005 (inception) to April 30, 2005	-	-	-	(7,290)	(7,290)
Balance, as at April 30, 2005	74,240,000	74,240	(17,620)	(7,290)	49,330

Net loss for the year	-	-	-	(50,917)	(50,917)
Balance, as at April 30, 2006	74,240,000	74,240	(17,620)	(58,207)	(1,587)

Stock issued for investment in Joint Venture at $0.50/share	1,000,000	1,000	499,000	-	500,000
Net loss for the year	-	-	-	(154,581)	(154,581)
Balance, as at April 30, 2007	75,240,000	75,240	481,380	(212,788)	343,832
Net loss for the period	-	-	-	(246,428)	(246,428)
Balance, as at October 31, 2007	75,240,000	$75,240	$481,380	$(459,216)	$(97,404)

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2007
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

Note 2             Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At October 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $459,216 since its inception, has a working capital deficiency of $2,627,596 (April 30, 2007 - $1,781,168) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
October 31, 2007
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
October 31, 2007
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

g)      Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2007, there were no dilutive securities outstanding.

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
October 31, 2007
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
October 31, 2007
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
October 31, 2007
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

On October 2, 2007 the Company borrowed $12,000 from Coach Capital, LLC for operations.

At October 31, 2007 the Company had promissory notes outstanding totalling $2,492,000 which are unsecured, bear interest at 10% per annum and are due on demand.   These notes are due from companies who are shareholders of the Company.  The Company has recorded interest of $102,071 as interest expense on the promissory notes.

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

Results of Operations

Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006

Revenues were $0 for the three months ended October 31, 2007 compared to $0 for the three months ended October 31, 2006. There was no increase or decrease in revenues.

We did not incur any exploration expenses during the three months ended October 31, 2007 and 2006, as we have not commenced the exploration stage of our business. As we did not earn any revenues for three months ended October 31, 2007, our cost of revenues for three months ended October 31, 2007 was $0.

Our professional fees, including legal, accounting and public relations fees, were $44,016 for the three months ended October 31, 2007, as compared to $6,812 during the three months ended October 31, 2006. The primary reason for the increase of $37,204 or 546% was due to having to pay legal retainer fees and legal costs incurred in relation to the mineral properties.

Our general and administrative expenses were $54,390 for the three months ended October 31, 2007, as compared to $337 during the three months ended October 31, 2006. This is mainly due to an increase in salaries paid for administrative staff and office rental.

Our listing and filings fees expenses during the three months ended October 31, 2007 decreased approximately 61% from $19,165 to $7,297 during the three months ended October 31, 2006. The primary reasons for the decrease were due to a lesser number of transactions during the period.

Our interest expense during the three months ended October 31, 2007 increased by $45,496 as compared to $0 for the three months ended October 31, 2006. This increase is due to promissory notes issued by the Company for loans which started accruing interest effective May 1, 2007.

Total expenses for the three months ended October 31, 2007 were $150,358 as compared to $27,607 for the three months ended October 31, 2006, representing an increase in total expenses of $122,751 or 444%.

Our net loss for the three months ended October 31, 2007 was $150,358 compared to a net loss of $27,607 for three months ended October 31, 2006, an increase of $122,751, or 444%. The net loss increase was primarily due to an increase in total expenses as explained above.

Six Months Ended October 31, 2007 Compared to Six Months Ended October 31, 2006

Revenues were $0 for the six months ended October 31, 2007 compared to $0 for the six months ended October 31, 2006. There was no increase or decrease in revenues.

We did not incur any exploration expenses during the six months ended October 31, 2007 and 2006, as we have not commenced the exploration stage of our business. As we did not earn any revenues for six months ended October 31, 2007, our cost of revenues for six months ended October 31, 2007 were $0.

Our professional fees, including legal, accounting and public relations fees, were $55,920 for the six months ended October 31, 2007, as compared to $13,039 during the six months ended October 31, 2006. The primary reason for the increase of $42,881 or 329% was due to having to pay legal retainer fees and legal costs incurred in relation to the mineral properties.

Our general and administrative expenses were $65,102 for the three months ended October 31, 2007, as compared to $368 during the six months ended October 31, 2006. This is mainly due to an increase in salaries paid for administrative staff and office rental.

Our listing and filings fees expenses during the three months ended October 31, 2007 decreased approximately 34.6% from $19,585 to $12,806 during the six months ended October 31, 2006. The primary reasons for the decrease were due to a lesser number of transactions during the period.

Our interest expense during the six months ended October 31, 2007 increased by $102,073 as compared to $0 for the six months ended October 31, 2006. This increase is due to promissory notes issued by the Company for loans which started accruing interest effective May 1, 2007.

Total expenses for the six months ended October 31, 2007 were $246,428 as compared to $34,285 for the six months ended October 31, 2006, representing an increase in total expenses of $212,143 or 618%.

Our net loss for the six months ended October 31, 2007 was $246,428 compared to a net loss of $34,285 for six months ended October 31, 2006, an increase of $212,143, or 618%. The net loss increase was primarily due to an increase in total expenses as explained above.

Liquidity and Capital Resources

Our total current assets as of October 31, 2007 were $1,536, including $1,536 in cash as compared with $321,671 in total current assets as of April 30, 2007, which included cash of $321,671. Additionally, we had a shareholders deficiency in the amount of $459,216 as of October 31, 2007 as compared to shareholders’ deficiency of $212,788 as of April 30, 2007. We have historically incurred losses and have financed our operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

We had $239,208  of negative cashflow (cash outflow) from operating activities for the six months ended on October 31, 2007, compared to a negative cash flow of $23,678 for the six months ended October 31, 2006, an increase in cash outflow of approximately 910 % or $215,530.

We had $519,071 of cash inflow from financing activities during the six months ended October 31, 2007, as compared to $1,778,100 of cash flow from financing activities for the six months ended October 31, 2006, attributable to issuance of promissory notes for loans.

We had $600,000 cash outflow from investing activities for the six months ended on October 31, 2007, as compared to $1,575,000 cash outflow from investing activities during the six months ended on October 31, 2006.

The on-going negative cash flow from operations raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the six month period ended October 31, 2007, and it is presently operating at an ongoing deficit.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On July 10, 2007 Mr. Michael Sandidge was appointed as a member of the Board of Directors of the Company. Mr. Sandidge is a Registered Professional Geologist in a state of Washington, and has a Master's Degree in Geological Sciences from the University of Texas at El Paso. He has worked as an exploration geologist for more than 20 years, having worked in more than 50 countries. His broad range of experience includes porphyry copper, copper-gold systems in Mexico and South America and southwest Pacific, IOCG (Iron Oxide Copper Gold) in Chile, epithermal precious metal systems in Latin America, sedimentary-hosted base metal deposits in Latin America, ultramafic-mafic base metal-PGM deposits in Scandinavia and northwest Russian Federation, and sediment-hosted uranium deposit types in western United States. He has authored or co-authored more than 15 scientific articles relating to structural geology, metallogenesis, and tectonics. Mr. Sandidge has affiliations with the Society of Economic Geologists, the Society of Geology Applied to Mineral Deposits, is a qualified person under NI 43-101 (Canadian National Instrument Qualified Person standards), and is a Washington State Professional Geologist.

On July 19, 2007 Mr. Francis D.A. Forbes III was appointed as a member of the Board of Directors of the Company.

Mr. Forbes resides predominantly in Mexico and specializes in consulting to companies doing business in Mexico. Mr. Forbes, is fluent in English, French and Spanish and was born in Koln, West Germany.Mr. Forbes has been instrumental in many projects in Mexico, due to his political and government contacts. Many of these projects include major real estate and land developments.

Currently the Board of Directors of the Company consists of six directors: Mr. Gary Haukeland, Mr. Blair Naughty, Mr. David Michaud, Mr. Laurence Stephenson, Mr. Sandidge and Mr. Forbes. The officers of the Company are as follows: Mr. Blair Naughty is a President and CEO, Mr. Bashir Virgi is the CFO of the Company.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN GOLD CORP.

/s/Bashir Virji	/s/ Blair Naughty
Bashir Virji	Blair Naughty
Chief Financial Officer, acting Principal Financial Officer, and acting Principal Accounting Officer	Chief Executive Officer and President

December 14, 2007