Form 10QSB
period 2008-01-31
RAVEN GOLD CORP
filed 2008-03-24
CIK 1332052

      UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  Washington, DC 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Issuer's telephone number, including area code: (405) 312 0998

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 75,240,000 shares of Common Stock, $0.001 par value per share, issued and outstanding as of March 14, 2008.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Raven Gold Corp.
(formerly Riverbank Resources Inc.)
(An Exploration Stage Company)

We have reviewed the accompanying balance sheet of Raven Gold Corp. (An Exploration Stage Company) as of January 31, 2008, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Raven Gold Corp. (An Exploration Stage Company).

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
March 12, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

 (An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2008

(Stated in US Dollars)

(Unaudited)

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
INTERIM BALANCE SHEETS
January 31, 2008 and April 30, 2007
(Stated in US Dollars)

	January 31,	April 30,
ASSETS	2008	2007
	(Unaudited)
Current
Cash and Equivalents	$1,869	$321,671

Investment in Joint Venture	500,000	500,000

Mineral Properties	2,225,000	1,625,000

	$2,726,869	$2,446,671

LIABILITIES

Current
Accounts Payable	$33,818	$24,739
Advances from Related party	3,100	3,100
Accrued Interest	128,004	-
Loans Payable	2,524,000	2,075,000

	2,688,922	2,102,839

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
None issued and outstanding. Common stock, $0.001 par value,
500,000,000 authorized, 75,240,000 shares issued and outstanding
as of January 31, 2008, and as of April 30, 2007	75,240	75,240
Additional paid-in capital	481,380	481,380
Deficit accumulated during the exploration stage	(518,673)	(212,788)

	37,947	343,832

	$2,726,869	$2,446,671

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the nine months ended January 31, 2008 and 2007 and
for the period from February 9, 2005 (Date of Inception) to January 31, 2008
(Stated in US Dollars)
(Unaudited)

					February 9, 2005
					(Date of
	Three months ended		Nine months ended		Inception) to
	January 31,		January 31,		January 31,
	2008	2007	2008	2007	2008
Expenses
Exploration costs and expenses	$-	$-	$6,286	$-	$36,036
Professional fees	4,427	18,071	60,347	26,110	138,879
General and administrative	22,917	23,697	88,019	24,065	129,187
Listing and filing	2,335	3,559	15,141	23,144	47,806
Investor relations	-	14,668	10,723	19,668	35,670
Total expenses	29,679	59,995	180,516	92,987	387,578

Loss before other items	(29,679)	(59,995)	(180,516)	(92,987)	(387,578)

Other Income and Expenses
Interest Expense	(25,931)	-	(128,004)	-	(128,004)
Impairment (loss) of Mineral Rights	-	-	-	-	(3,000)
Foreign Currency transaction (loss)	(3,847)	(498)	2,635	(1,791)	(91)

Net loss for the period	$(59,457)	$(60,493)	$(305,885)	$(94,778)	$(518,673)

Basic and diluted loss per share – continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,240,000	37,258,888	75,240,000	37,258,888

RAVEN GOLD CORP.
(formerly Riverbank Resources Inc.)
 (An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended January 31, 2008 and 2006 and
for the period from February 9, 2005 (Date of Inception) to January 31, 2008
(Stated in US Dollars)
(Unaudited)

			February 9, 2005
			(Date of
	Nine months ended		Inception) to
	January 31,		January 31,
	2008	2007	2008

Operating Activities
Net loss for the period	$(305,885)	$(94,778)	$(518,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	-	1,370	-
Accounts payable and expenses	9,079	15,081	33,818

Cash used in operating activities	(296,806)	(78,327)	(484,855)

Investing Activities
Investment in Joint Venture	-	(500,000)	(500,000)
Purchase of mineral rights	(600,000)	(1,075,000)	(2,225,000)

Cash used in investing activities	(600,000)	(1,575,000)	(2,725,000)

Financing Activities
Issuance of common stock	-	-	556,620
Accrued Interest	128,004	-	128,004
Issuance of promissory notes payable	449,000	1,825,000	2,524,000
Due to related party	-	3,100	3,100

Cash from financing activities	577,004	1,828,100	3,211,724

Increase (decrease) in cash during the period	(319,802)	74,773	1,869

Cash, beginning of the period	321,671	(2,957)	-

Cash, end of the period	$1,869	$71,816	$1,869

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

We have not earned any revenues from the date of our incorporation on February 9, 2005 to January 31, 2008. We do not anticipate earning revenues unless we achieve net operating revenues from our “Las Minitas” and “La Currita” properties, which is questionable pending the exploration and mill expansion results.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover gold or mineral findings on the properties, or if such findings are discovered, or that we will enter into commercial production.

Results of Operations

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

We did not have any revenues for the three months ended January 31, 2008.

We did not incur any exploration expenses during the three months ended January 31, 2008 and 2007, as we have not commenced the exploration stage of our business. As we did not earn any revenues for three months ended January 31, 2008, our cost of revenues for three months ended January 31, 2008 was 0.

Total expenses for the three months ended January 31, 2008 were $59,457 as compared to $60,493 for the three months ended January 31, 2007, representing a decrease in total expenses of $1,036 or 1.7%.

Our net loss for the three months ended January 31, 2008 was $59,457 compared to a net loss of 60,493 for three months ended January 31, 2007, a decrease of $1,036, or 1.7%.

Nine Months Ended January 31, 2008 Compared to Nine Months Ended January 31, 2007

We did not have any revenues for the nine months ended January 31, 2008.

We did not incur any exploration expenses during the nine months ended January 31, 2008 and 2007, as we have not commenced the exploration stage of our business. As we did not earn any revenues for nine months ended January 31, 2008, our cost of revenues for nine months ended January 31, 2008 was NIL.

Total expenses for the nine months ended January 31, 2008 were $305,885 as compared to $94,778 for the nine months ended January 31, 2007, representing an increase in total expenses of $211,107 or 222%. The increase was due to higher listing, filing and investor relations costs, setting up infra-structure for the company and accrual of interest on loans effective May 1, 2007

Our net loss for the nine months ended January 31, 2008 was $305,885 compared to a net loss of $94,778 for nine months ended January 31, 2007, an increase of $211,107-, or 222%. The substantial net loss was due to higher listing, filing and investor relations costs, setting up infra-structure for the company and accrual of interest on loans effective May 1, 2007

Liquidity and Capital Resources

Our total current assets as of January 31, 2008 were $1,869, including $1,869 in cash as compared with $321,671 in total current assets as of April 30, 2007, which included cash of $321,671. Additionally, we had a shareholders deficiency in the amount of $518,673 as of January 31, 2008 as compared to shareholders’ deficiency of $212,788 as of April 30, 2007. The shareholders’ deficit is as a result of costs incurred as above. We have historically incurred losses and have financed our operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding increased from 37,620,000 to 75,240,000 effective as of March 6, 2007. This increase was a direct result of a 2-for-1 forward stock split of our common stock which we effected in March of 2007.

We had $296,806 of negative cash outflow from operating activities for the nine months ended on January 31, 2008, compared to a negative cash flow of $78,327 for the nine months ended January 31, 2007, an increase in cash outflow of approximately 279% or $218,479. The substantial increase in cash outflow was primarily attributable to loss incurred by the Company in connection with the increased filing and investor relations costs, setting up infra-structure for the company and accrual of interest on loans effective May 1, 2007.

We had $577,004 of cash inflow from financing activities during the nine months ended January 31, 2008, as compared to $1,828,100 cash flow from financing activities for the nine months ended January 31, 2007, attributable to issuance of promissory notes payable.

We had no cash flow from investing activities for the nine months ended on January 31, 2008, and we did not have any cash flow from investing activities during the nine months ended on January 31, 2007.

The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan.

We have not realized any revenues since inception, and for the nine month period ended January 31, 2008, and we are presently operating at an ongoing deficit.

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

None ..

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)   None.

(b)   As of the date of this Quarterly Report, the Company does not have any board of directors committees. No material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors occurred or implemented since the Company’s last periodic filing, its Quarterly Report filed on Form 10-QSB for the six months ended October 31, 2007.

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

RAVEN GOLD CORP.

Date: March 24, 2008	By:	/s/ Mike Wood
Mike Wood
Chief Executive Officer and President

Date: March 24, 2008	By:	/s/ Bashir Virji
Chief Financial Officer, acting Principal Financial Officer, and acting Principal Accounting Officer