Form 10KSB
period 2008-04-30
RAVEN GOLD CORP
filed 2008-09-09
CIK 1332052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended: February 29, 2008

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 333-118138

RAVEN GOLD CORP.
(Name of small business issuer in its charter)

Nevada	20-2551275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7250 N.W. Expressway, #260 Oklahoma City, Oklahoma	73132
(Address of Principal Executive Offices)	(Zip Code)

405-728-3800
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Issuer's revenues for the fiscal year ended April 30, 2008: $0

On September 4 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $2,713,480, at a price of $0.077 per share.

Shares of common stock outstanding as September 4, 2008: 35,240,000

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORWARD-LOOKING STATEMENTS

This report, including information included in, or incorporated by reference from future filings by us with the SEC, as well as information contained in written material, press releases and oral statements issued by us or on our behalf, contain, or may contain, certain statements that are “forward-looking statements” within the meaning of federal securities laws that are subject to a number of risks and uncertainties, many of which are beyond our control. This report modifies and supersedes documents filed by us before this report. In addition, certain information that we file with the SEC in the future will automatically update and supersede information contain in this report. All statements, other than statements of historical fact, included or incorporated by reference in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

All forward-looking statements speak only as of the date of this report, and, except as required by law, we do not intend to update any of these forward-looking statements to reflect changes in events or circumstances that arise after the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

Unless the context otherwise requires, all references in this report to “Raven Gold,” “our,” “us,” “we” and the “Company”) refer to Raven Gold Corp.

We were originally incorporated on February 9, 2005, in the State of Nevada under the name of Riverbank Resources, Inc., as a developmental stage company. Subsequently, we changed our name to Raven Gold Corp.  The Company's principal executive offices are located at 7250 NW Expressway, suite 260, Oklahoma City, OK. The Company’s telephone number is (405) 728-3800.

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

Employees

At April 30, 2008, we had 0 employees. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. To the extent that we are successful in developing our business and in our efforts to diversify our business, we would anticipate hiring additional employees/contractors in the next year to handle anticipated growth. We consider our relations with our employees to be good.

ITEM 2.	DESCRIPTION OF PROPERTIES

Corporate Office

Our corporate office is currently located at 7250 N.W. Expressway, Suite 260, Oklahoma City, OK 73132. Our office space is provided on a rent-free basis.

Mineral Properties

La Currita Property

On August 23, 2006 we entered into an agreement with Tara Gold Resources Corp., for the La Currita Property, which was effective as of May 30, 2006. According to the agreement the Company was to make payments of $50,000 on the 25th day of each month commencing June 2006 and ending April 2007. A final payment of $25,000 is to be made May 25, 2007. Furthermore, according to the agreement on October 26, 2006, we issued and delivered to Tara Gold Resources Corp. 250,000 restricted shares of common stock. The Company has not made payments according to the scheduled required payments and has only paid a total of $150,000 against the scheduled required payments.

On May 9, 2008, the Company failed to meet its lease commitment on the La Currita gold leases in Mexico. As a result of the default the La Currita leases were terminated. The Company has recorded in the financial statements a complete write down of its investment in joint venture.

Las Minitas Property

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

On May 7, 2007, Tara Gold Resources Corp. and the Company entered into the Dissolvent of Las Minitas Groupings Joint Venture Agreement pursuant to which they agreed to release and dissolve the Las Minitas Groupings Agreement dated August 23, 2006 entered into by and among the Company, Tara and Amermin (the “LM Groupings Agreement”), as amended by Amendment No. 1 to the LM Groupings Agreement dated March 30, 2007, encompassing the Las Minitas property. Tara and the Company agreed (i) for all commitments and obligations outlined in the LM Groupings Agreement to be released and dissolved, (ii) that neither of the parties will have further recourse against each other with respect to the properties/concessions outlined in the LM Groupings Agreement, (iii) that Tara will continue to hold the sole option to acquire 100% interest in the Las Minitas property, and (iv) and other provisions as more fully set forth in the LM Groupings Agreement.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings and, to our knowledge; no such proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Common Stock

Our common stock is traded on the OTC Bulletin Board and is quoted under the symbol “RVNG.OB.” The following quotations were obtained from Yahoo Finance and reflect interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. There have been no reported transactions in our stock for certain of the trading days during the periods reported below. The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board for the periods indicated (as adjusted for stock splits):

Fiscal Year Ended April 30, 2008:	High	Low

Quarter ended April 30, 2008	0.80	0.16
Quarter ended January 31, 2008	0.92	0.47
Quarter ended October 31, 2007	1.36	0.65
Quarter ended July 31, 2007	1.81	0.61

Fiscal Year Ended April 30, 2007:	High	Low

Quarter ended April 30, 2007	0.75	0.70
Quarter ended January 31, 2007	0.80	0.78
Quarter ended October 31, 2006	0.55	0.57
Quarter ended July 31, 2006	0.01	0.01

Holders of the Common Stock

At the date of this report, we had 17 stockholders of record.

Dividends

Our dividend policy for holders of common stock is to retain earnings to support the expansion of operations through organic growth or by strategic acquisitions. We have not previously paid any cash dividends, and we do not intend to pay cash dividends in the near future. Any future cash dividends will depend on our future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operations

Year Ended April 30, 2008 Compared to Year Ended April 30, 2007

Revenues for the year ended April 30, 2008 were $nil ($nil – 2007), with no change from the previous year.

For the year ended April 30, 2008, operating expenses totaled $224,475 ($154,680 – 2007). This was an increase of $69,795 or 45%. This increase was primarily due to an increase in administrative costs incurred by the Company.

The net loss was $3,083,184 ($154,581 – 2007) for the year ended April 30, 2008. The decrease in profitability for the year ended April 30, 2008 was due to an increase administrative costs and a substantial impairment of mineral rights.

On May 9, 2008 Raven Gold failed to meet its lease commitment on the La Currita gold leases in Mexico. As a result of the default the La Currita leases were terminated. The Company has recorded in the financial statements a complete write down of the Companies investment in joint venture.

Liquidity and Capital Resources

Total current assets as of April 30, 2008 were $1,835 ($321,671 – 2007), all in cash. Additionally, a shareholders deficiency in the amount of $3,295,972 as of April 30, 2008 ($212,788 – 2007), a direct result of the Company incurring a loss of mineral rights during the aforementioned period. We have historically incurred losses and have financed our operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding decreased from 75,240,000 to 35,240,000 effective March 8, 2008. This decrease was a result of the surrender of shares by shareholders of the Company.

The Company had a negative cash flow of $198,836 from operating activities for the year ended on April 30, 2008 ($128,472 – 2007), a decrease in cash outflow of approximately 155%.

Cash inflow from financing activities was $479,000 the year ended April 30, 2007 ($2,075,143 – 2007) attributable to issuance of promissory notes payable.

Cash outflow from investing activities was $600,000 for the year ended on April 30, 2008 ($1,625,000 – 2007).

The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. The Companies ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan.

The Company not realized any revenues since inception, and for the year ended April 30, 2008, and is presently operating at an ongoing deficit.

The Company has not attained profitable operations and will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to proceed with the anticipated investigation to identify and purchase new mineral properties worthy of exploration or any other business opportunities that may become available to it. The Company anticipates that additional funding will be required in the form of equity financing from the sale of common stock. However, the Company cannot provide investors with any assurance that sufficient funding from the sale of common stock to fund the purchase and the development of any future projects can be obtained. The Company believes that debt financing will not be an alternative for funding future corporate programs. The Company does not have any arrangements in place for any future equity financings.

As of April 30, 2008 the Company had a working capital deficiency of $2,739,352 ($1,781,168 – 2007). A major portion of debt is attributed to payments made for mineral properties, investment in a joint venture and operating deficiency.

At April 30, 2008 there was no bank debt.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company does not anticipate the adoption of SFAS No. 157 will have a material impact on the Company’s financial statements.

SFAS 155, Accounting for certain Hybrid Financial Instruments and SFAS 156, Accounting for servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB statement No 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This (Expressed in U.S. Dollars) Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company does not anticipate the adoption of SFAS No. 154 will have a material impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not anticipate the adoption of SFAS No. 108 will have a material impact on the Company’s financial statements.

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

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue its business objectives. For these reasons, the Company’s auditors stated in their report on the Company’s audited financial statements that they have substantial doubt the Company will be able to continue as a going concern without further financing.

The Company may continue to rely on equity sales of the common shares in order to continue to fund the Company’s business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned business activities.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7.	FINANCIAL STATEMENTS

Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to its management, including its principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of its Certifying Officers, the effectiveness of its disclosure controls and procedures as of April 30, 2008, pursuant to Rule 13a-15 under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2008, our disclosure controls and procedures were effective.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. Management used the framework set forth in the report entitled "Internal Control-Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") to evaluate the effectiveness of our internal control over financial reporting as of April 30, 2008. Based on that evaluation, management concluded that the design and operations of our internal controls over financial reporting at April 30, 2008 were effective and provided reasonable assurance that the books and records accurately reflected our transactions.

            There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Board of Directors is currently composed of three (3) persons. The term of each director is one-year ending at the 2009 Annual Meeting or until he or she resigns or is succeeded by another qualified director who has been elected. The following is a list of the current members of our Board of Directors, including each member’s age, the year he became a director of the Company and his current position with the Company:

Name	Age	Director Since	Position

Mike Wood	48	2007	Director, President and Chief Executive Officer
Sam E. Caruso	45	2008	Director
Francis D.A. Forbes III	45	2007	Director
Michael Sandidge		2007	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Mike Wood

President and Director

Mr. Wood is from Oklahoma and is a partner in several business ventures including Oklahoma Casino Management systems that control all back-end aspects of casinos, 3D Electronics Imaging and Interactive Games. Mr. Wood has an excellent track record in bringing companies from start-up stage to fruition.

Sam E. Caruso

Director

Mr. Caruso is from Oklahoma and has held the position of President and Chief Executive Officer for BKJ Solutions, Inc. a construction management company for the past three years. Under his leadership the company increased revenues from $500,000 per year to a projected $50,000,000 for 2008. In addition to his current duties with BKJ Solutions, Inc., Mr. Caruso also sits on the Board of Directors for the Apache Tribe of Oklahoma Gaming Development Board. Mr. Caruso is also in the second year of a three term as a Gaming Commissioner for the Seminole Nation of Oklahoma. In addition, Mr. Caruso is currently serving as President-Elect for the American Indian Chamber of Commerce of Oklahoma. Sam is also the co-founder of Oklahoma Indian Gaming and Tourism Magazine. Mr. Caruso also holds a Master of Business Administration degree.

Francis D.A. Forbes III

Director

Mr. Forbes III, resides predominantly in Mexico and specializes in consulting to companies doing business in Mexico. Mr. Forbes, is fluent in English, French and Spanish and was born in Koln, West Germany. Mr. Forbes, has been instrumental in many projects in Mexico, due to his political and government contacts. Many of these projects include major real estate and land developments.

Michael Sandidge

Director

Mr. Sandidge is a Registered Professional Geologist in Washington State, and has a Master's Degree in Geological Sciences from the University of Texas at El Paso. He has worked as an exploration geologist for more than 20 years, having worked in more than 50 countries. His broad range of experience includes porphyry copper, copper-gold systems in Mexico and South America and southwest Pacific, IOCG (Iron Oxide Copper Gold) in Chile, epithermal precious metal systems in Latin America, sedimentary-hosted base metal deposits in Latin America, ultramafic-mafic base metal-PGM deposits in Scandinavia and northwest Russian Federation, and sediment-hosted uranium deposit types in western United States. He has authored or co-authored more than 15 scientific articles relating to structural geology, metallogenesis, and tectonics. Mr. Sandidge has affiliations with the Society of Economic Geologists, the Society of Geology Applied to Mineral Deposits, is a qualified person under NI 43-101 (Canadian National Instrument Qualified Person standards), and is a Washington State Professional Geologist.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish US with copies of all Section 16(a) forms they file. Forms 3 for Messrs. Wood, Caruso, Forbes and Sandidge have yet to be filed and are delinquent as of the date of this report.

Code of Ethics

As of the date of this report, we have not adopted a code of ethics. We have not implemented a code of ethics due to the limited nature of our operations.

Corporate Governance

We do not presently does not have an audit committee of the board of directors due to the early stage of our operations and the fact that we have only recently started to acquire leases and working interests in oil and gas properties. Additionally, our size makes it impractical to implement board committees at this point.

ITEM 10.	EXECUTIVE COMPENSATION.

We have not paid any compensation to our current officers or directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 30, 2008, based upon ownership filings with the SEC, we have no shareholders that beneficially own more than 5% of our outstanding shares of common stock. As of June 30, 2008, none of our directors or named executive officers owned any shares of our common stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

None.

Director Independence

The Board has determined that all of the directors other than Messrs. Beard and Mee, including those who serve on the Audit Committee, are “independent” as defined by Nasdaq Rule 4200(a)(15), Nasdaq Rule 4350(c)

ITEM 13.	EXHIBITS

Exhibit Number*	Description of Exhibit	Location
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This filing
Item 32	Section 1350 Certifications
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor for the fiscal years ended April 30, 2008 and April 30, 2007:

	Year Ended April 30,
	2008	2007

Audit Fees	$11,800	10,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended April 30, 2008, were approved by our board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Raven Gold Corp.

Date: September 5, 2008	By:	/s/ Mike Wood
Mike Wood
President and Chief Executive Officer
(acting principal financial officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mike Wood	Director, President and Chief Executive Officer	September 5, 2008
Mike Wood

/s/ Sam E. Caruso	Director	September 5, 2008
Sam E. Caruso

/s/ Francis D.A. Forbes III	Director	September 5, 2008
Francis D.A. Forbes III

Director
Michael Sandidge

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith
Item 32	Section 1350 Certifications
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

April 30, 2008 and 2007

(Stated in US Dollars)

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Raven Gold Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Raven Gold Corp. (An Exploration Stage Company) as of April 30, 2008 and April 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended April 30, 2008 and April 30, 2007 and from inception on February 9, 2005 through April 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raven Gold Corp. (An Exploration Stage Company) as of April 30, 2008 and April 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended April 30, 2008 and April 30, 2007 and from inception on February 9, 2005 through April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1a to the financial statements, the Company has accumulated losses of $2,796,972 and a working capital deficiency of $2,739,352 since its inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1a. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

September 2, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	As of April 30, 2008	As of April 30, 2007
ASSETS

Current Assets
Cash and Equivalents	$ 1,835	$ 321,671

Investment in Joint Venture	-	500,000

Mineral Properties	-	1,625,000

Total Assets	$ 1,835	$ 2,446,671

LIABILITIES

Current
Accounts Payable	$ 47,261	$ 24,739
Advances from Related party	3,100	3,100
Accrued Interest	136,826	-
Loans Payable	2,554,000	2,075,000

Total Liabilities	2,741,187	2,102,839

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
None issued and outstanding.	$ -	$ -
Common stock, $0.001 par value 500,000,000 authorized, 35,240,000 shares issued and outstanding as of April 30, 2008
and 75,240,000 as of April 30, 2007	35,240	75,240
Additional paid-in capital	521,380	481,380
Deficit accumulated during the exploration stage	(3,295,972)	(212,788)

Total Stockholders’ Equity (Deficit)	(2,739,352)	343,832

Total Liabilities and Stockholders’ Equity (Deficit)	$ 1,835	$ 2,446,671

The accompanying notes are an integral part of these financial statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

			February 9, 2005
			(Date of
	Years ended		Inception) to
	April 30,		April 30,
	2008	2007	2008
Expenses:
Exploration costs and expenses	$ -	$ -	$ 29,750
Professional fees	86,846	56,925	165,378
General and administrative	111,765	40,870	152,933
Listing and filing	15,141	29,217	47,806
Investor relations	10,723	24,668	35,670
Total expenses	224,475	151,680	431,537

Loss before other items	(224,475)	(151,680)	(431,537)

Other Income and Expenses:
Interest Expense	(136,826)	-	(136,826)
Impairment (loss) of Mineral Rights	(2,725,000)	-	(2,728,000)
Foreign Currency transaction (loss)	3,117	(2,901)	391
Provision for Income Taxes	-	-	-

Net loss for the year	$ (3,083,184)	$ (154,581)	$ (3,295,972)

Basic and diluted loss per share – continuing operations	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	69,338,360	74,804,384

The accompanying notes are an integral part of these financial statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

from February 9, 2005 (Date of Inception) to April 30, 2008

(Stated in US Dollars)

						Deficit
						Accumulated
					Additional	During the
					Paid-in	Exploration
	Preferred Shares		Common Shares		Capital	Stage	Total
	Shares	Amount	Shares	Amount

Capital stock issued for cash February 9, 2005: - at $0.00001	1,000,000	$ -	64,200,000	$ 64,200	$ (57,780)	$ -	$ 6,420
- at $0.005			10,040,000	10,040	40,160	-	50,200
Net loss for the period February 9, 2005 (inception) to April 30, 2005	-	-	-	-	-	(7,290)	(7,290)

Balance, as at April 30, 2005	1,000,000	-	74,240,000	74,240	(17,620)	(7,290)	49,330

Net loss for the year	-	-	-	-	-	(50,917)	(50,917)

Balance, as at April 30, 2006	1,000,000	-	74,240,000	74,240	(17,620)	(58,207)	(1,587)

Stock issued for investment in Joint Venture at $0.50/share	-	-	1,000,000	1,000	499,000	-	500,000

Net loss for the year	-	-	-	-	-	(154,581)	(154,581)

Balance, as at April 30, 2007	1,000,000	-	75,240,000	75,240	481,380	(212,788)	343,832

Surrender of stock March 6, 2008 (Note 4)	-	-	(40,000,000)	(40,000)	40,000	-	-

Net loss for the year	-	-	-	-	-	(3,083,184)	(3,083,184)

Balance, as at April 30, 2008	1,000,000	$ -	35,240,000	$ 35,240	$ 521,380	$ (3,295,972)	$ (2,739,352)

The accompanying notes are an integral part of these financial statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

			February 9, 2005
			(Date of
	Years ended		Inception) to
	April 30,		April 30,
	2008	2007	2008

Operating Activities:
Net loss for the year	$ (3,083,184)	$ (154,581)	$ (3,295,972)
Adjustments to reconcile net loss to net cash used in operating activities: Impairment of Mineral Properties	2,725,000	-	2,725,000
Prepaid expenses	-	1,370	-
Accounts payable and expenses	22,522	24,739	47,261
Interest Expense	136,826	-	136,826

Cash used in operating activities	(198,836)	(128,472)	(386,885)

Investing Activities:
Purchase of mineral rights	(600,000)	(1,625,000)	(2,225,000)

Cash used in investing activities	(600,000)	(1,625,000)	(2,225,000)

Financing Activities:
Issuance of common stock	-	-	56,620
Issuance of promissory notes payable	479,000	2,075,000	2,554,000
Due to related party	-	3,100	3,100
Bank overdraft	-	(2,957)	-

Cash from financing activities	479,000	2,075,143	2,613,720

Increase (decrease) in cash during the period	(319,836)	321,671	1,835

Cash, beginning of the year	321,671	-	-

Cash, end of the year	$ 1,835	$ 321,671	$ 1,835

The accompanying notes are an integral part of these financial statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

continued

Years ended
	April 30,	April 30,
	2008	2007

Non-cash investing and financing activities
Investment in joint venture	$ -	$ (500,000)
Issuance of promissory notes payable	-	500,000

	$ -	$ -

The accompanying notes are an integral part of these financial statements.

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2008

(Stated in US Dollars)

Note 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

a)	Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $2,795,972 since its inception, has a working capital deficiency of $2,739,352 (April 30, 2007 - $1,781,168) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned are classified as tangible assets. The Company had capitalized $3,000 related to the mineral rights acquired in 2005 and which were impaired as of April 30, 2008.

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2008

(Stated in US Dollars)

Note 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION – (continued)

f)	Long-lived Assets

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

g)	Exploration Costs

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

h)	Foreign Currency Translation

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

i)	Income Taxes

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

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2008

(Stated in US Dollars)

Note 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION – (continued)

i)	Income Taxes - continued

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

April 30, 2008

Income tax expense at statutory rate	$ (1,094,429)
Valuation allowance	1,094,429
Income tax expense per books	$ -

Net deferred tax assets consist of the following components as of:

April 30, 2008

NOL carryover	$ 1,094,429
Valuation allowance	(1,094,429)
Net deferred tax asset	$ -

j)	Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of April 30, 2008, there were no dilutive securities outstanding.

k)	Business Segments

The Company operates in one segment and therefore segment information is not presented

l)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2008

(Stated in US Dollars)

Note 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION – (continued)

l)	Recent Accounting Pronouncements – (continued)

measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company does not anticipate the adoption of SFAS No. 157 will have a material impact on the Company’s financial statements.

SFAS 155, Accounting for certain Hybrid Financial Instruments and SFAS 156, Accounting for servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB statement No 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This (Expressed in U.S. Dollars) Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company does not anticipate the adoption of SFAS No. 154 will have a material impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not anticipate the adoption of SFAS No. 108 will have a material impact on the Company’s financial statements.

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

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2008

(Stated in US Dollars)

Note 2	ACQUISITION OF MINERAL RIGHTS - continued

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

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2008

(Stated in US Dollars)

Note 3	LOANS – (continued)

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

On October 2, 2007 the Company borrowed $12,000 from Coach Capital, LLC for operations.

On November 9, 2007 the Company borrowed $12,000 from Coach Capital, LLC for operations.

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2008

(Stated in US Dollars)

Note 3	LOANS – (continued)

On December 11, 2007 the Company borrowed $20,000 from Coach Capital, LLC for operations.

In February 2008 the Company borrowed $30,000 from Coach Capital LLC for operations.

At April 30, 2008 the Company had promissory notes outstanding totalling $2,554,000 which are unsecured, bear interest at 10% per annum accruing from May 1, 2007 and are due on demand. The Company has recorded interest of $136,826 as interest expense on the promissory notes.

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

In March 2007 the Company performed a 2:1 forward split of its common stock for a total of 75,240,000 shares issued and outstanding. The reporting of the stock split was applied retroactively.

On March 6, 2008 the company received a surrender of 40,000,000 shares of common stock.

Note 5	STATEMENT OF OPERATIONS – Impairment of Mineral Properties

On May 9, 2008 Raven Gold failed to meet its lease commitment on the La Currita gold leases in Mexico. As a result of the default the La Currita leases were terminated. The Company has recorded in the financial statements a complete write down of its investment in joint venture.

Note 6	STATEMENTS OF CASH FLOWS

In the April 30 2007 financial statements, “Investing Activities” in the “Statement of Cash Flows” included $500,000 for “Investment in Joint Venture” financed by the issuance of common stock shown as a financing activity. This transaction was removed from the Statements of Cash Flows as it did not constitute a cash activity. The April 30, 2007 financial statements were re-stated and filed.