Form 10KSB/A
period 2008-04-30
RAVEN GOLD CORP
filed 2008-09-10
CIK 1332052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended: April 30, 2008

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