Form 10-Q
period 2008-07-31
RAVEN GOLD CORP
filed 2008-09-22
CIK 1332052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-126680

Raven Gold Corp.

(Exact name of registrant as specified in its charter)

Nevada	20-2551275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7250 NW Expressway Suite 260

OKLAHOMA CITY, OK, 73132

(Address of principal executive offices)

(405) 728-3800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”) in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐

      Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

At September 18, 2008, 35,240,000 shares of the Registrant’s Common Stock were outstanding.

ITEM 1.  FINANCIAL STATEMENTS

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	July 31,	April 30,
ASSETS	2008	2008
	(Unaudited)
Current
Cash and Equivalents	$ 433	$ 1,835

Total Assets	$ 433	$ 1,835

LIABILITIES

Current
Accounts Payable	$ 59,950	$ 47,261
Advances from Related party	3,100	3,100
Accrued interest	197,788	136,826
Loans Payable	2,554,000	2,554,000

Total Liabilities	2,814,838	2,741,187

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, 1,000,000 shares authorized,
None issued and outstanding.
Common stock, $0.001 par value, 500,000,000 authorized, 35,240,000 shares issued and outstanding as of July 31, 2008 and April 30, 2008, respectively	35,240	35,240
Additional paid-in capital	521,380	521,380
Deficit accumulated during the exploration stage	(3,371,025)	(3,295,972)

Total Stockholders’ Deficit	(2,814,405)	(2,739,352)

Total Liabilities and Stockholders’ Deficit	$ 433	$ 1,835

The accompanying notes are an integral part of these statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

			February 9, 2005
			(Date of
	Three months ended		Inception) to
	July 31,		July 31,
	2008	2007	2008
Expenses
Exploration costs and expenses	$ -	$ 6,286	$ 29,750
Professional fees	13,641	11,904	179,019
General and administrative	1,312	10,712	154,245
Listing and filing	116	5,509	47,922
Investor relations	-	5,000	35,670
Total expenses	15,069	39,411	446,606

Loss before other items	(15,069)	(39,411)	(446,606)

Other Income and Expenses
Interest Expense	(60,963)	(56,577)	(197,789)
Impairment (loss) of Mineral Rights	-	-	(2,728,000)
Foreign Currency transaction (loss)	979	(82)	1,370

Net loss for the period	$ (75,053)	$ (96,070)	$ (3,371,025)

Basic and diluted loss per share – continuing operations	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	35,240,000	75,240,000

The accompanying notes are an integral part of these statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

from February 9, 2005 (Date of Inception) to July 31, 2008

(Stated in US Dollars)

(Unaudited)

					Additional
						Deficit
						Accumulated
						During the
	Preferred Shares		Common Shares		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Capital stock issued for cash February 9, 2005: - at $0.00001	-	$ -	64,200,000	$64,200	$(57,780)	$ -	$ 6,420
- at $0.005	-	-	10,040,000	10,040	40,160	-	50,200
Net loss for the period February 9, 2005 (inception) to April 30, 2005	-	-	-	-	-	(7,290)	(7,290)
Balance, as at April 30, 2005	-	-	74,240,000	74,240	(17,620)	(7,290)	49,330

Net loss for the year	-	-	-	-	-	(50,917)	(50,917)
Balance, as at April 30, 2006	-	-	74,240,000	74,240	(17,620)	(58,207)	(1,587)

Stock issued for investment in Joint Venture at $0.50/share	-	-	1,000,000	1,000	499,000	-	500,000
Net loss for the year	-	-	-	-	-	(154,581)	(154,581)
Balance, as at April 30, 2007	-	-	75,240,000	75,240	481,380	(212,788)	343,832
Surrender of stock March 6, 2008 (Note 6)	-	-	(40,000,000)	(40,000)	40,000
Net loss for the year	-	-	-	-	-	(3,083,184)	(3,083,184)
Balance, as at April 30, 2008	-	-	35,240,000	35,240	521,380	(3,295,972)	(2,739,352)
Net loss for the period						(75,053)	(75,053)
Balance, as at July 31, 2007	-	$ -	35,240,000	$35,240	$521,380	$(3,371,025)	$(2,814,405)

The accompanying notes are an integral part of these statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			February 9, 2005
			(Date of
	Three months ended		Inception) to
	July 31,		July 31,
	2008	2007	2008

Operating Activities
Net loss for the period	$ (75,053)	$ (96,070)	$ (3,371,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Mineral Properties	-	-	2,725,000
Prepaid expenses	-	(1,500)	-
Accounts payable and expenses	12,689	14,758	59,950
Interest Expense	60,962	56,577	197,788

Cash used in operating activities	(1,402)	(26,235)	(388,287)

Investing Activities
Purchase of mineral rights	-	(600,000)	(2,225,000)

Cash used in investing activities	-	(600,000)	(2,225,000)

Financing Activities
Issuance of common stock	-	-	56,620
Issuance of promissory notes payable	-	405,000	2,554,000
Due to related party	-	-	3,100
Bank overdraft	-	(2,442)	-

Cash from financing activities	-	402,558	2,613,720

Increase (decrease) in cash during the period	(1,402)	(223,677)	433

Cash, beginning of the period	1,835	321,671	-

Cash, end of the period	$ 433	$ 97,994	$ 433

The accompanying notes are an integral part of these statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

continued

Years ended
	July 31	April 30
	2008	2008

Non-cash investing and financing activities
Investment in joint venture	$ -	$ -
Issuance of promissory notes payable	-	-
	$ -	$ -

The accompanying notes are an integral part of these statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Reporting

The information presented in the accompanying interim three months financial statements is unaudited. The information includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2008 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2007 annual financial statements.

Note 2	Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $3,371,025 since its inception, has a working capital deficiency of $2,814,405 (April 30, 2008 - $2,739,352) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting policies summarized below:

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 3	Summary of Significant Accounting Policies – (cont’d)

a)	Use of estimates

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

c)	Long-lived Assets

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

d)	Foreign Currency Translation

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

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 3	Summary of Significant Accounting Policies – (cont’d)

e)	Foreign Currency Translation – (cont’d)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

f)	Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of July 31, 2008, there were no dilutive securities outstanding.

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

On August 23, 2006 the Company entered into an agreement with Tara Gold Resources Corp., for the La Currita Property, which was effective as of May 30, 2006. According to the agreement the Company was to make payments of $50,000 on the 25th day of each month commencing June 2006 and ending April 2007. A final payment of $25,000 is to be made May 25, 2007. Furthermore, according to the agreement on October 26, 2006, the Company issued and delivered to Tara Gold Resources Corp. 250,000 restricted shares of common stock. The Company has not made payments according to the scheduled required payments and has only paid a total of $150,000 against the scheduled required payments. An amount of $425,000 for the agreement is due and owing.

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

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 4	Acquisition of Mineral Rights –(cont’d)

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

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 5	Loans – (cont’d)

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

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 5	Loans – (cont’d)

On October 2, 2007 the Company borrowed $12,000 from Coach Capital, LLC for operations.

On November 9, 2007 the Company borrowed $12,000 from Coach Capital, LLC for operations.

On December 11, 2007 the Company borrowed $20,000 from Coach Capital, LLC for operations.

In February 2008 the Company borrowed $30,000 from Coach Capital LLC for operations.

At July 31, 2008 the Company had promissory notes outstanding totalling $2,554,000 which are unsecured, bear interest at 10% per annum and are due on demand. These notes are due from companies who are shareholders of the Company. The Company has recorded interest of $60,962 as interest expense on the promissory notes.

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

On March 6, 2008 the company received a surrender of 40,000,000 shares of common stock surrendered by stockholders.

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 7	Statement of Operations– Impairment of Mineral Properties

On May 9, 2008 Raven Gold failed to meet its lease commitment on the La Currita gold leases in Mexico. As a result of the default the La Currita leases were terminated. The Company has recorded in the financial statements a complete write down of the Companies investment in joint venture.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results Of Operations

Three months ended July 31, 2008 compared to three months ended July 31, 2007

Revenues for both the three months ended July 31, 2008 and the three months ended July 31, 2007 were $nil.

For the three months ended July 31, 2008, operating expenses totaled $15,069 as compared to operating expenses of $39,411 for the three months ended July 31, 2007. This was a decrease of $24,342 or 62%. This decrease was primarily due to a decrease in administrative costs incurred by the Company.

Interest expense was $60,963 for the three months ended July 31, 2008 as compared to interest expense of $56,577 for the three months ended July 31, 2007. This was an increase of $4,386, due from an increase in borrowed funds.

The net loss was $75,053 for the three months ended July 31, 2008 as compared to a net loss of $96,070 for the three months ended July 31, 2007. The decrease in net loss for the three months ended July 31, 2008 was due to a decrease in administrative costs.

On May 9, 2008 Raven Gold failed to meet its lease commitment on the La Currita gold leases in Mexico. As a result of the default the La Currita leases were terminated. Write down of the Companies investment in joint venture was recorded in the year ended April 30, 2008 financial statements.

Liquidity and Capital Resources

Total current assets as of July 31, 2008 were $433 as compared to total current assets of $1,835 as of April 30, 2008. Additionally, a shareholders deficiency in the amount of $3,371,025 as of July 31, 2008 as compared to a shareholders deficiency of $3,295,972 as of April 30, 2008, a direct result of the Company incurring a loss of mineral rights during the year ended April 30, 2008. We have historically incurred losses and have financed our operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding decreased from 75,240,000 to 35,240,000 effective March 8, 2008. This decrease was a result of the surrender of shares by shareholders of the Company.

The Company had a negative cash flow of $1,402 from operating activities for the three months ended July 31, 2008 as compared to a negative cash flow of $26,235 from operating activities for the three months ended July 31, 2007, a decrease in cash outflow of approximately 95%.

Cash inflow from financing activities was $nil for the three months ended July 31, 2008 as compared to a cash inflow of $402,558 from financing activities for the three months ended July 31, 2008. This decrease was attributable to the company’s inability to raise financing.

Cash outflow from investing activities was $nil for the three months ended July 31, 2008 as compared to cash outflow from investing activities of $600,000 for the three months ended July 31, 2007.

The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. The Companies ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the three months ended July 31, 2008. The Company is presently operating at an ongoing deficit.

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

As of July 31, 2008 the Company had a working capital deficiency of $2,814,405 compared to a working capital deficiency of $2,739,352 as of April 30, 2008. A major portion of debt is attributed to payments made for mineral properties, investment in a joint venture and operating deficiency.

At July 31, 2008 there was no bank debt.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of July 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of July 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

We are not currently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1.A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN GOLD CORP.

By:	/s/ Mike Wood
Mike Wood, President and Chief Executive Officer (acting principal financial officer)

Date:  September 22, 2008

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically