Form 10-Q
period 2008-10-31
RAVEN GOLD CORP
filed 2009-01-13
CIK 1332052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-126680

Raven Gold Corp.

(Exact name of registrant as specified in its charter)

Nevada	20-2551275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7250 NW Expressway, Suite 260

OKLAHOMA CITY, OK 73132

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

Yes ☒    No ☐

At January 9, 2009, 35,240,000 shares of the Registrant’s Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

October 31, 2008 and April 30, 2008

(Stated in US Dollars)

	October 31,	April 30,
ASSETS	2008	2008
	(Unaudited)
Current
Cash and Equivalents	$ 402	$ 1,835

Total Assets	$ 402	$ 1,835

LIABILITIES

Current
Accounts Payable	$ 56,326	$ 47,261
Advances from Related party	3,100	3,100
Accrued Interest	262,163	136,826
Loans Payable	2,554,000	2,554,000

Total Liabilities	2,875,589	2,741,187

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value, 1,000,000 shares authorized,
None issued and outstanding
Common stock, $0.001 par value, 500,000,000 authorized, 35,240,000 shares issued and outstanding as of October 31, 2008 and April 30, 2008	35,240	35,240
Additional paid-in capital	521,380	521,380
Deficit accumulated during the exploration stage	(3,431,807)	(3,295,972)

Total Stockholders’ Deficit	(2,875,187)	(2,739,352)

Total Liabilities and Stockholders’ Deficit	$ 402	$ 1,835

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the six months ended October 31, 2008 and 2007 and

for the period from February 9, 2005 (Date of Inception) to October 31, 2008

(Stated in US Dollars)

(Unaudited)

					February 9, 2005
					(Date of
	Three months ended		Six months ended		Inception) to
	October 31,		October 31,		October 31,
	2008	2007	2008	2007	2008
Expenses
Exploration costs and expenses	$ -	$ -	$ -	$ 6,286	$ 29,750
Professional fees	2,056	44,016	15,697	55,920	181,075
General and administrative	38	54,390	1,350	65,102	154,283
Listing and filing	-	7,297	116	12,806	47,922
Investor relations	-	5,723	-	10,723	35,670
Total expenses	2,094	26,314	17,163	150,837	448,700

Loss before other items	(2,094)	(111,426)	(17,163)	(150,837)	(448,700)

Other Income and Expenses
Interest Expense	(64,374)	(45,496)	(125,338)	(102,073)	(262,163)
Impairment (loss) of Mineral Rights	-	-	-	-	(2,728,000)
Foreign Currency transaction (loss)	5,687	6,564	6,666	6,482	7,056

Net loss for the period	$ (60,781)	$(150,358)	$ (135,835)	$ (246,428)	$(3,431,807)

Basic and diluted loss per share – continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	35,240,000	75,240,000	35,240,000	75,240,000

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

from February 9, 2005 (Date of Inception) to October 31, 2008

(Stated in US Dollars)

(Unaudited)

						Deficit Accumulated During the Exploration Stage
					Additional Paid-in Capital
	Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount			Total
Capital stock issued for cash February 9, 2005:- at $0.00001	-	$ -	64,200,000	$ 64,200	$(57,780)	$ -	$ 6,420
- at $0.005	-	-	10,040,000	10,040	40,160	-	50,200
Net loss for the period February 9, 2005 (inception) to April 30, 2005	-	-	-	-	-	(7,290)	(7,290)
Balance, as at April 30, 2005	-	-	74,240,000	74,240	(17,620)	(7,290)	49,330

Net loss for the year	-	-	-	-	-	(50,917)	(50,917)
Balance, as at April 30, 2006	-		74,240,000	74,240	(17,620)	(58,207)	(1,587)

Stock issued for investment in Joint Venture at $0.50/share	-	-	1,000,000	1,000	499,000	-	500,000
Net loss for the year	-		-	-	-	(154,581)	(154,581)
Balance, as at April 30, 2007	-	-	75,240,000	75,240	481,380	(212,788)	343,832

Surrender of stock March 30, 2008 (Note 6)	-	-	(40,000,000)	(40,000)	40,000	-
Net loss for the year	-	-	-	-	-	(3,083,184)	(3,083,184)
Balance, as at April 30, 2008	-	-	35,240,000	35,240	521,380	(3,295,972)	(2,739,352)

Net loss for the period	-	-	-	-	-	(135,835)	(135,835)
Balance, as at October 31, 2008	-	$ -	35,240,000	$ 35,240	$521,380	$(3,431,807)	$(2,875,187)

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

for the six months ended October 31, 2008 and 2007 and

for the period from February 9, 2005 (Date of Inception) to October 31, 2008

(Stated in US Dollars)

(Unaudited)

			February 9, 2005
			(Date of
	Six months ended		Inception) to
	October 31,		October 31,
	2008	2007	2008

Operating Activities
Net loss for the period	$ (135,835)	$ (246,428)	$(3,431,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	-	-	2,725,000
Accounts payable and expenses	9,064	7,220	56,325
Interest expense	125,338	102,071	262,164

Cash used in operating activities	(1,433)	(137,137)	(388,318)

Investing Activities
Purchase of mineral rights	-	(600,000)	(2,225,000)

Cash used in investing activities	-	(600,000)	(2,225,000)

Financing Activities
Issuance of common stock	-	-	56,620
Issuance of promissory notes payable	-	417,000	2,554,000
Due to related party	-	-	3,100

Cash from financing activities	-	417,000	2,613,720

Increase (decrease) in cash during the period	(1,433)	(320,137)	402

Cash, beginning of the period	1,835	321,671	-

Cash, end of the period	$ 402	$ 1,534	$ 402

SEE ACCOMPANYING NOTES

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Reporting

The information presented in the accompanying interim three months financial statements is unaudited. The information includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2008 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2008 annual financial statements.

Note 2	Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $3,431,807 since its inception, has a working capital deficiency of $2,875,187 (April 30, 2008 - $2,739,352) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting policies summarized below:

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2008

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

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2008

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2008, there were no dilutive securities outstanding.

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

On August 23, 2006 the Company entered into an agreement with Tara Gold Resources Corp., for the La Currita Property, which was effective as of May 30, 2006. According to the agreement the Company was to make payments of $50,000 on the 25th day of each month commencing June 2006 and ending April 2007. A final payment of $25,000 is to be made May 25, 2007. Furthermore, according to the agreement on October 26, 2006, the Company issued and delivered to Tara Gold Resources Corp. 250,000 restricted shares of common stock. The Company has not made payments according to the scheduled required payments and has only paid a total of $150,000 against the scheduled required payments. An amount of $425,000 for the agreement is owing.

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

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 4	Acquisition of Mineral Rights – (cont’d)

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

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2008

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

On March 7, 2007 the Company borrowed $150,000 from Coach Capital, LLC. The Company wired $150,000 on the same day to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp.

On April 12, 2007 the Company borrowed $50,000 from Coach Capital, LLC. The Company wired $50,000 on the same day to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp.

On April 27, 2007 the Company borrowed $50,000 from Coach Capital, LLC for operations.

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

On October 2, 2007 the Company borrowed $12,000 from Coach Capital, LLC for operations.

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 5	Loans – (cont’d)

On November 9, 2007 the Company borrowed $12,000 from Coach Capital, LLC for operations.

On December 11, 2007 the Company borrowed $20,000 from Coach Capital, LLC for operations.

In February 2008 the Company borrowed $30,000 from Coach Capital, LLC for operations.

At October 31, 2008 the Company had promissory notes outstanding totalling $2,554,000 which are unsecured, bear interest at 10% per annum and are due on demand. These notes are due from companies who are shareholders of the Company. The Company has recorded interest of $125,338 as interest expense on the promissory notes.

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

In March 2007 the Company increased the authorized capital of common stock to 500,000,000.

In March 2007 the Company performed a 2:1 forward split of its common stock for a total of 75,240,000 shares issued and outstanding.

On March 6, 2008 the Company received a surrender of 40,000,000 shares of common stock, surrendered by stockholders.

Note 7	Statement of Operations-Impairment of Mineral Properties

On May 9, 2008 Raven Gold failed to meet its lease commitment on the La Currita gold leases in Mexico. As a result of the default the La Currita leases were terminated. The Company has recorded in the financial statements a complete write down of the Company’s investment in the joint venture.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Unless the context otherwise requires, all references in this report to “Raven Gold,” “our,” “us,” “we” and the “Company refer to Raven Gold Corp.

We were originally incorporated on February 9, 2005, in the State of Nevada under the name of Riverbank Resources, Inc., as a developmental stage company. Subsequently, we changed our name to Raven Gold Corp.  The Company's principal executive offices are located at 7250 NW Expressway, suite 260, Oklahoma City, OK. The Company’s telephone number is (405) 728-3800.

Results of Operations

Three months ended October 31, 2008 compared to three months ended October 31, 2007

Revenues for both the three months ended October 31, 2008 and the three months ended October 31, 2007 were $nil.

As we did not earn any revenues for three months ended October 31, 2008, our cost of revenues for three months ended October 31, 2008 was $0.

Our professional fees, including legal, accounting and public relations fees, were $2,056 for the three months ended October 31, 2008, as compared to $44,016 during the three months ended October 31, 2007. A decrease of $41,960 or 95%, primarily due to fewer legal filings.

Our general and administrative expenses were $38 for the three months ended October 31, 2008, as compared to $54,390 during the three months ended October 31, 2007. This is mainly due to a decrease in salaries paid for administrative staff, office rentals and general office expenses.

Our listing and filings fees expenses during the three months ended October 31, 2008 decreased approximately 100% from $7,297 for the three months ended October 31, 2007 to $0 during the three months ended October 31, 2008, due primarily, from a fewer number of transactions during the period.

Our interest expense during the three months ended October 31, 2008 was $64,374 as compared to $45,496 for the three months ended October 31, 2007. This increase of $18,878 is due to an increase in promissory notes issued by the Company from October 31, 2008 and October 31, 2007.

Total expenses for the three months ended October 31, 2008 were $60,781 as compared to $150,358 for the three months ended October 31, 2007, representing a decrease in total expenses of $89,577 or 60%.

Our net loss for the three months ended October 31, 2008 was $60,781 compared to a net loss of $150,358 for three months ended October 31, 2007, a decrease of $89,577, or 60%. The net loss decrease was primarily due to a decrease in total expenses as explained above.

Six months ended October 31, 2008 compared to six months ended October 31, 2007

Revenues for both the six months ended October 31, 2008 and the six months ended October 31, 2007 were $nil.

For the six months ended October 31, 2008, operating expenses totaled $17,163 as compared to operating expenses of $150,837 for the six months ended October 31, 2007. This was a decrease of $133,674 or 89%. This decrease was primarily due to a decrease in professional fees, administrative costs, investor relations and filing costs incurred by the Company.

Interest expense was $125,338 for the six months ended October 31, 2008 as compared to interest expense of $102,073 for the six months ended October 31, 2007. This was an increase of $23,265, due from an increase in borrowed funds.

The net loss was $135,835 for the six months ended October 31, 2008 as compared to a net loss of $246,428 for the six months ended October 31, 2007. The decrease in net loss for the six months ended October 31, 2008 was due to a decrease in administrative costs, professional fees, investor relations and filing costs.

On May 9, 2008 Raven Gold failed to meet its lease commitment on the La Currita gold leases in Mexico. As a result of the default the La Currita leases were terminated. Write down of the Companies investment in joint venture was recorded in the year ended April 30, 2008 financial statements.

Liquidity and Capital Resources

Total current assets as of October 31, 2008 were $402 as compared to total current assets of $1,835 as of April 30, 2008. Additionally, a shareholders deficiency in the amount of $3,431,807 as of October 31, 2008 as compared to a shareholders deficiency of $3,295,972 as of April 30, 2008, a direct result of the Company incurring a loss of mineral rights during the year ended April 30, 2008. We have historically incurred losses and have financed our operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding decreased from 75,240,000 to 35,240,000 effective March 8, 2008. This decrease was a result of the surrender of shares by shareholders of the Company.

The Company had a negative cash flow of $1,433 from operating activities for the six months ended October 31, 2008 as compared to a negative cash flow of $137,137 from operating activities for the six months ended October 31, 2007, a decrease in cash outflow of approximately 98%.

Cash inflow from financing activities was $nil for the six months ended October 31, 2008 as compared to a cash inflow of $417,000 from financing activities for the six months ended October 31, 2008. This decrease was attributable to the company’s inability to raise financing.

Cash outflow from investing activities was $nil for the six months ended October 31, 2008 as compared to cash outflow from investing activities of $600,000 for the six months ended October 31, 2007.

The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. The Companies ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the six months ended October 31, 2008. The Company is presently operating at an ongoing deficit.

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

As of October 31, 2008 the Company had a working capital deficiency of $2,875,187 compared to a working capital deficiency of $2,739,352 as of April 30, 2008. A major portion of debt is attributed to payments made for mineral properties, investment in a joint venture and operating deficiency.

At October 31, 2008 there was no bank debt.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of October 31, 2008, our disclosure controls and procedures were effective.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN GOLD CORP.

By:	/s/ Mike Wood
Mike Wood, President and Chief Executive Officer (acting principal financial officer)

Date:  January 13, 2009