Form 10-Q
period 2009-01-31
RAVEN GOLD CORP
filed 2009-03-16
CIK 1332052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐       Accelerated filer  ☐

Non-accelerated filer  ☐       Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

At March 13, 2009, 35,240,000 shares of the Registrant’s Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	January 31,	April 30,
ASSETS	2009	2008
	(Unaudited)
Current
Cash and Equivalents	$ 285	$ 1,835

Total Assets	$ 285	$ 1,835

LIABILITIES

Current
Accounts Payable	$ 61,347	$ 47,261
Advances from Related party	3,100	3,100
Accrued Interest	326,538	136,826
Loans Payable	2,554,000	2,554,000

Total Liabilities	2,944,985	2,741,187

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value, 1,000,000 shares authorized,
None issued and outstanding.
Common stock, $0.001 par value, 500,000,000 authorized, 35,240,000 shares issued and outstanding as of January 31, 2009 and April 30, 2008	35,240	35,240
Additional paid-in capital	521,380	521,380
Deficit accumulated during the exploration stage	(3,501,320)	(3,295,972)

Total Stockholders’ Deficit	(2,944,700)	(2,739,352)

Total Liabilities and Stockholders’ Deficit	$ 285	$ 1,835

The accompanying notes are an integral part of these financial statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

					February 9, 2005
					(Date of
	Three months ended		Nine months ended		Inception) to
	January 31,		January 31,		January 31,
	2009	2008	2009	2008	2009
Expenses
Exploration costs and expenses	$ -	$ -	$ -	$ 6,286	$ 29,750
Professional fees	5,669	4,427	21,367	60,347	186,744
General and administrative	54	22,917	1,404	88,019	154,337
Listing and filing	-	2,335	116	15,141	47,922
Investor relations	-	-	-	10,723	35,670
Total expenses	5,724	29,679	22,887	180,516	454,424

Loss before other items	(5,724)	(29,679)	(22,887)	(180,516)	(454,424)

Other Income and Expenses
Interest Expense	(64,374)	(25,931)	(189,712)	(128,004)	(326,538)
Impairment (loss) of Mineral Rights	-	-	-	-	(2,728,000)
Foreign Currency transaction (loss)	585	3,847	7,251	2,635	7,642

Net loss for the period	$ (69,513)	$ (59,457)	$ (205,348)	$ (305,885)	$ (3,501,320)

Basic and diluted loss per share – continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	35,240,000	75,240,000	35,240,000	75,240,000

The accompanying notes are an integral part of these financial statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

from February 9, 2005 (Date of Inception) to January 31, 2009

(Stated in US Dollars)

(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Shares		Common Shares		Paid-in	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Capital stock issued for cash February 9, 2005: - at $0.00001	-	$ -	64,200,000	$ 64,200	$(57,780)	$ -	$ 6,420
- at $0.005	-	-	10,040,000	10,040	40,160	-	50,200
Net loss for the period February 9, 2005 (inception) to April 30, 2005	-	-	-	-	-	(7,290)	(7,290)
Balance, as at April 30, 2005	-	-	74,240,000	74,240	(17,620)	(7,290)	49,330

Net loss for the year	-	-	-	-	-	(50,917)	(50,917)
Balance, as at April 30, 2006	-		74,240,000	74,240	(17,620)	(58,207)	(1,587)

Stock issued for investment in Joint Venture at $0.50/share	-	-	1,000,000	1,000	499,000	-	500,000
Net loss for the year	-		-	-	-	(154,581)	(154,581)
Balance, as at April 30, 2007	-	-	75,240,000	75,240	481,380	(212,788)	343,832

Surrender of stock March 30, 2008 (Note 6)	-	-	(40,000,000)	(40,000)	40,000
Net loss for the year	-	-	-	-	-	(3,083,184)	(3,083,184)
Balance, as at April 30, 2008	-	-	35,240,000	35,240	521,380	(3,295,972)	(2,739,352)

Net loss for the period	-	-	-	-	-	(205,348)	(205,348)
Balance, as at January 31, 2009	-	$ -	35,240,000	$35,240	$521,380	$(3,501,320)	$ (2,944,700)

The accompanying notes are an integral part of these financial statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			February 9, 2005
			(Date of
	Nine months ended		Inception) to
	January 31,		January 31,
	2009	2008	2009

Operating Activities
Net loss for the period	$ (205,348)	$ (305,885)	$ (3,501,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	-	-	2,725,000
Accounts payable and expenses	14,086	9,079	61,347
Interest expense	189,712	128,004	326,538

Cash used in operating activities	(1,550)	(168,802)	(388,435)

Investing Activities
Purchase of mineral rights	-	(600,000)	(2,225,000)

Cash used in investing activities	-	(600,000)	(2,225,000)

Financing Activities
Issuance of common stock	-	-	56,620
Issuance of promissory notes payable	-	449,000	2,554,000
Due to related party	-	-	3,100

Cash from financing activities	-	449,000	2,613,720

Increase (decrease) in cash during the period	(1,550)	(319,802)	285

Cash, beginning of the period	1,835	321,671	-

Cash, end of the period	$ 285	$ 1,869	$ 285

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Reporting

The information presented in the accompanying interim nine months financial statements is unaudited. The information includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2008 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2008 annual financial statements.

Note 2	Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $3,501,320 since its inception, has a working capital deficiency of $2,944,700 (April 30, 2008 - $2,739,352) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting policies summarized below:

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009

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

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2009, there were no dilutive securities outstanding.

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

On August 23, 2006, the Company entered into an agreement with Tara Gold Resources Corp., for the La Currita Property, which was effective as of May 30, 2006. According to the agreement the Company was to make payments of $50,000 on the 25th day of each month commencing June 2006 and ending April 2007. A final payment of $25,000 is to be made May 25, 2007. Furthermore, according to the agreement on October 26, 2006, the Company issued and delivered to Tara Gold Resources Corp. 250,000 restricted shares of common stock. The Company has not made payments according to the scheduled required payments and has only paid a total of $150,000 against the scheduled required payments. An amount of $425,000 for the agreement is owing.

On August 23, 2006, the Company also entered into an agreement with Tara Gold Resources Corp., for the Las Minitas Property, which was effective as of June 1, 2006. According to the agreement the Company was to make payments of $75,000 on the date of the agreement, $225,000 by August 1, 2006, and a final payment of $300,000 was to be made November 1, 2006. Furthermore, according to the agreement on October 26, 2006, the Company issued and delivered to Tara Gold Resources Corp. 1,000,000 (post split) restricted shares of common stock. Upon payment of the balance, the Company will retain a 20% interest in this property.

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009

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

In May of 2006, the Company received $3,000 in advances from its former president. The balance is non-interest bearing and due on demand

On May 25, 2006, the Company borrowed funds in the amount of $75,000 from Paradisus Investment Corp. The Company wired $75,000 on the same date to Tara Gold Resources Corp. as part of a purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp. for “Las Minitas” property.

On May 26, 2006, the Company borrowed funds in the amount of $75,000 from Paradisus Investment Corp. The Company wired $75,000 on the same date to Tara Gold Resources Corp. as part of a purchase agreement between Raven Gold Corp and Tara Gold Resources Corp for “La Currita” property.

On June 25, 2006, the Company borrowed $50,000 from RPMJ Corporate Communications Ltd. The Company wired $50,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp and Tara Gold Resources Corp for “La Currita” property.

On June 27, 2006, the Company borrowed $175,000 from Zander Investment Limited. The Company wired $175,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp. for “Las Minitas” property.

On July 27, 2006, the Company borrowed $50,000 from Zander Investment Limited. The Company wired $50,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “La Currita” property.

On August 23, 2006, the Company borrowed $50,000 from Paradisus Investment Corp. The Company wired $50,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “Las Minitas “property.

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009

(Stated in US Dollars)

(Unaudited)

Note 5	Loans – (cont’d)

On September 21, 2006, the Company borrowed $100,000 from Coach Capital, LLC. The Company wired $100,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “Las Minitas “property.

On October 3, 2006, the Company borrowed $200,000 from 1230144 Alberta Ltd., a private corporation.

On October 5, 2006, the Company borrowed $500,000 from Coach Capital, LLC. The Company wired $500,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp., $75,000 for the “Las Minitas” and $425,000 for the “La Currita” properties.

On October 12, 2006, the Company borrowed $500,000 from Coach Capital, LLC. The company wired $500,000 on the same date to Tara Gold Resources Corp. to invest in the Start-Up Capital to be repaid from 60% of the net operating revenue derived from “La Currita” property.

On January 25, 2007, the Company wired $50,000 to Tara Gold Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “La Currita” property.

On March 7, 2007, the Company borrowed $150,000 from Coach Capital, LLC. The Company wired $150,000 on the same day to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp.

On April 12, 2007, the Company borrowed $50,000 from Coach Capital, LLC. The Company wired $50,000 on the same day to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp.

On April 27, 2007, the Company borrowed $50,000 from Coach Capital, LLC for operations.

On May 15, 2007, the Company borrowed $205,000 from Coach Capital, LLC. The company wired $205,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “La Currita” property.

On June 13, 2007, the Company borrowed $100,000 from Coach Capital, LLC. The company wired $100,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “La Currita” property.

On July 26, 2007 the Company borrowed $100,000 from Coach Capital, LLC. The company wired $100,000 on the same date to Tara Gold Resources Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for “La Currita” property.

On October 2, 2007, the Company borrowed $12,000 from Coach Capital, LLC for operations.

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009

(Stated in US Dollars)

(Unaudited)

Note 5	Loans – (cont’d)

On November 9, 2007, the Company borrowed $12,000 from Coach Capital, LLC for operations.

On December 11, 2007, the Company borrowed $20,000 from Coach Capital, LLC for operations

In February 2008, the Company borrowed $30,000 from Coach Capital, LLC for operations.

At January 31, 2009, the Company had promissory notes outstanding totalling $2,554,000 which are unsecured, bear interest at 10% per annum and are due on demand. These notes are due from companies who are shareholders of the Company. The Company has recorded interest of $189,712 as interest expense on the promissory notes.

Note 6	Stockholders’ Equity

During 2005, the Company issued 6,420,000 shares of common stock to its founders for cash of $6,420 ($0.001 per share)

During 2005, the Company issued 1,004,000 shares of common stock for cash of $50,200 ($0.05 per share).

In June 2006, the Company performed a 5:1 forward split of its common stock for a total of 37,120,000 shares issued and outstanding.

On October 6, 2006, the Company entered into an agreement to acquire certain mineral properties from Tara Gold Resources Corp. Terms of the agreement required the Company to issue 500,000 restricted shares of common stock of the Company. On October 6 the Company issued the required restricted common stock of the Company for a stock subscription price of $100,000 ($0.20 per share).

In March 2007, the Company increased the authorized capital of common stock to 500,000,000.

In March 2007, the Company performed a 2:1 forward split of its common stock for a total of 75,240,000 shares issued and outstanding.

On March 6, 2008, the Company received a surrender of 40,000,000 shares of common stock, surrendered by stockholders.

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

Results of Operations

Three months ended January 31, 2009 compared to three months ended January 31, 2008

Revenues for both the three months ended January 31, 2009 and the three months ended January 31, 2008 were $nil.

As we did not earn any revenues for three months ended January 31, 2009, our cost of revenues for three months ended January 31, 2009 was $0.

Our professional fees, including legal, accounting and public relations fees, were $5,669 for the three months ended January 31, 2009, as compared to $4,427 during the three months ended January 31, 2008. An increase of $1,242 or 28%, which is primarily due to an increase in professional service costs.

Our general and administrative expenses were $54 for the three months ended January 31, 2009, as compared to $22,917 during the three months ended January 31, 2008. This is mainly due to a decrease in administrative staff, office rental and general office expenses.

Our listing and filings fees expenses during the three months ended January 31, 2009 decreased approximately 100% from $2,335 for the three months ended January 31, 2008 to $0 during the three months ended January 31, 2009, due primarily, from a fewer number of transactions during the period.

Our interest expense during the three months ended January 31, 2009 was $64,374 as compared to $25,931 for the three months ended January 31, 2008. This increase of $38,443 is due to an increase in promissory notes issued by us from January 31, 2009 and January 31, 2008.

Total expenses for the three months ended January 31, 2009 were $5,724 as compared to $29,679 for the three months ended January 31, 2008, representing a decrease in total expenses of $23,955 or 81%, due primarily from a decrease in general and administrative expenses and filing expenses.

Our net loss for the three months ended January 31, 2009 was $69,513 compared to a net loss of $59,457 for three months ended January 31, 2008, an increase of $10,056, or 17%. The net loss increase was primarily due to an increase in interest expenses.

Nine months ended January 31, 2009 compared to nine months ended January 31, 2008

Revenues for both the nine months ended January 31, 2009 and the nine months ended January 31, 2008 were $nil.

For the nine months ended January 31, 2009, operating expenses totaled $22,887 as compared to operating expenses of $180,516 for the nine months ended January 31, 2008. This was a decrease of $157,629 or 87%. This decrease was primarily due to a decrease in professional fees, administrative costs, investor relations and filing costs incurred by us.

Interest expense was $189,712 for the nine months ended January 31, 2009 as compared to interest expense of $128,004 for the nine months ended January 31, 2008. This was an increase of $61,708, due from an increase in borrowed funds.

The net loss was $205,348 for the nine months ended January 31, 2009 as compared to a net loss of $305,885 for the nine months ended January 31, 2008. The decrease in net loss for the nine months ended January 31, 2009 was due to a decrease in administrative costs, professional fees, investor relations and filing costs.

On May 9, 2008, we failed to meet out lease commitment on the La Currita gold leases in Mexico. As a result of the default the La Currita leases were terminated. Write down of our investment in joint venture was recorded in the year ended April 30, 2008 financial statements.

Liquidity and Capital Resources

Total current assets as of January 31, 2009 were $285 as compared to total current assets of $1,835 as of April 30, 2008. Additionally, our shareholders deficiency was $3,501,320 as of January 31, 2009 as compared to a shareholders deficiency of $3,295,972 as of April 30, 2008, a direct result of our loss of mineral rights during the year ended April 30, 2008. We have historically incurred losses and have financed our operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding decreased from 75,240,000 to 35,240,000 effective March 8, 2008. This decrease was a result of the surrender of shares by our shareholders.

We had a negative cash flow of $1,550 from operating activities for the nine months ended January 31, 2009 as compared to a negative cash flow of $168,802 from operating activities for the nine months ended January 31, 2008, a decrease in cash outflow of approximately 99%.

Cash inflow from financing activities was $nil for the nine months ended January 31, 2009 as compared to a cash inflow of $449,000 from financing activities for the nine months ended January 31, 2008. This decrease was attributable to our inability to raise financing.

Cash outflow from investing activities was $nil for the nine months ended January 31, 2009 as compared to cash outflow from investing activities of $600,000 for the nine months ended January 31, 2008.

The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.

We have not realized any revenues since inception, and for the nine months ended January 31, 2009. We are presently operating at an ongoing deficit.

We have not attained profitable operations and will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to proceed with the anticipated investigation to identify and purchase new mineral properties worthy of exploration or any other business opportunities that may become available to us. We anticipate that additional funding will be required in the form of equity financing from the sale of common stock. However, we cannot provide investors with any assurance that sufficient funding from the sale of common stock to fund the purchase and the development of any future projects can be obtained. We believe that debt financing will not be an alternative for funding future corporate programs. We do not have any arrangements in place for any future equity financings.

As of January 31, 2009, we had a working capital deficiency of $2,944,700 compared to a working capital deficiency of $2,739,352 as of April 30, 2008. A major portion of debt is attributed to payments made for mineral properties, investment in a joint venture and operating deficiency.

At January 31, 2009 there was no bank debt.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business objectives. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern without further financing.

We may continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned business activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of January 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of January 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAVEN GOLD CORP.

By:	/s/ Mike Wood
Mike Wood, President and Chief Executive Officer (acting principal financial officer)

Date: March 16, 2009

INDEX TO EXHBIITS

Exhibit No.	Descrption	Method of Filing

31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically