Form 10-K
period 2009-04-30
RAVEN GOLD CORP
filed 2009-08-13
CIK 1332052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

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

Registrant's telephone number, including area code: (405) 728-3800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by  reference in  Part III of  this Form 10-K or  any  amendment  to  this Form
10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of October 31, 2008 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $5,170,000 (based upon the closing price of the registrant’s common stock as reported by the OTC Bulletin Board on October 31, 2008).

At July 30, 2009, 35,240,000 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Forward-looking statements may include statements about our business strategy, reserves, technology, financial strategy, oil and natural gas realized prices, timing and amount of future production of oil and natural gas, the amount, nature and timing of capital expenditures, drilling of wells, competition and government regulations, marketing of oil and natural gas, property acquisitions, costs of developing our properties and conducting other operations, general economic conditions, uncertainty regarding our future operating results and plans, objectives, expectations and intentions contained in this report that are not historical.

All forward-looking statements speak only as of the date of this report, and, except as required by law, we do not intend to update any of these forward-looking statements to reflect changes in events or circumstances that arise after the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 1.  BUSINESS

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

Employees

At April 30, 2009, we had 1 employee. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. To the extent that we are successful in developing our business and in our efforts to diversify our business, we would anticipate hiring additional employees/contractors in the next year to handle anticipated growth. We consider our relations with our employees to be good.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Corporate Office

Our corporate office is currently located at 7250 N.W. Expressway, Suite 260, Oklahoma City, OK 73132. Our office space is provided on a rent-free basis.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal Year Ended April 30, 2009:	High	Low

Quarter ended April 30, 2009	0.008	0.0006
Quarter ended January 31, 2009	0.04	0.01
Quarter ended October 31, 2008	0.11	0.01
Quarter ended July 31, 2008	0.30	0.04

Fiscal Year Ended April 30, 2008:	High	Low

Quarter ended April 30, 2008	0.80	0.16
Quarter ended January 31, 2008	0.92	0.47
Quarter ended October 31, 2007	1.36	0.65
Quarter ended July 31, 2007	1.81	0.61

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

ITEM 6.  ELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

Year Ended April 30, 2009 Compared to Year Ended April 30, 2008

Revenues for the year ended April 30, 2009 were $nil ($nil – 2008) with no change from the previous year.

For the year ended April 30, 2009, operating expenses totaled $35,836 ($224,475 – 2008). This was a decrease of $188,639 or 84%. This increase was primarily due to a decrease in administrative costs incurred by the Company.

Interest expense for the year ended April 30, 2009 was $251,991 ($136,826 – 2008) an increase of $115,165 due to an increase in the calculation period of outstanding notes payable by the Company from April 30, 2009 and April 30, 2008.

The net loss was $282,196 ($3,083,184 – 2008) for the year ended April 30, 2009. The decrease was primarily due to the decrease in impaired mineral rights expense and administrative expenses.

On May 9, 2008, we failed to meet our lease commitment on the La Currita gold leases in Mexico. As a result of the default the La Currita leases were terminated. Write down our investment in joint venture was recorded in the year ended April 30, 2008 financial statements.

Liquidity and Capital Resources

Total current assets as of April 30, 2009 were $287 ($1,835 – 2008), all in cash. Additionally, a shareholders deficiency of $3,578,169 as of April 30, 2009 ($3,295,972 – 2008), a direct result of the decreasing expenses during the year ended April 30, 2009. We have historically incurred losses and have financed our operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding decreased from 75,240,000 to 35,240,000 effective March 8, 2008. This decrease was a result of the surrender of shares by our shareholders.

We had a negative cash flow of $1,548 from operating activities for the year ended on April 30, 2009 ($198,836 – 2008), a decrease in cash outflow of approximately 99%.

Cash inflow from financing activities was $nil the year ended April 30, 2009 ($479,000 – 2008). This decrease was attributable to our inability to raise financing.

Cash outflow from investing activities was $nil for the year ended April 30, 2009 as compared to cash outflow from investing activities of $600,000 for the nine months ended January 31, 2008.($600,000 – 2008).

The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan.

We have not realized any revenues since inception, and for the year ended April 30, 2009 and are presently operating at an ongoing deficit.

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

As of April 30, 2009, we had a working capital deficiency of $3,021,549 ($2,739,352 – 2008). A major portion of debt is attributed to payments made for mineral properties, investment in a joint venture and operating deficiency.

At April 30, 2009 there was no bank debt.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business objectives. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

We may rely on equity sales of the common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned business activities.

ITEM 7A.  QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to its management, including its principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of its Certifying Officers, the effectiveness of its disclosure controls and procedures as of April 30, 2009, pursuant to Rule 13a-15 under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2009, our disclosure controls and procedures were effective.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. Management used the framework set forth in the report entitled "Internal Control-Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") to evaluate the effectiveness of our internal control over financial reporting as of April 30, 2009. Based on that evaluation, management concluded that the design and operations of our internal controls over financial reporting at April 30, 2009 were effective and provided reasonable assurance that the books and records accurately reflected our transactions.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is currently composed of four (4) persons. The following is a list of the current members of our Board of Directors, including each member’s age, the year he became a director of the Company and his current position with the Company:

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

ITEM 11.  EXECUTIVE COMPENSATION

Our directors and executive officers received no compensation during the last three fiscal years and no compensation has accrued. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 30, 2009, based upon ownership filings with the SEC, we have no shareholders that beneficially own more than 5% of our outstanding shares of common stock. As of July 30, 2009, none of our directors or named executive officers owned any shares of our common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board has determined that all of the directors other than Mike Wood are “independent” as defined by Nasdaq Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor for the fiscal years ended April 30, 2009 and April 30, 2008:

	Year Ended April 30,
	2009	2008

Audit Fees	$13,000	$11,800
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Description of Exhibit	Location
Item 3	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005).
3.2	Bylaws, as amended	Incorporated by reference from our Form SB-2 Registration Statement, filed on March 24, 2005
3.3	Certificate of Change	Incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2006).
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically
Item 32	Section 1350 Certifications
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Raven Gold Corp.

By: /s/ Mike Wood

Mike Wood

President and Chief Executive Officer (acting principal financial officer)

Date: August 11, 2009

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mike Wood Mike Wood	Director	August 11, 2009

/s/ Sam E. Caruso Sam E. Caruso	Director	August 11, 2009

/s/ Francis D.A. Forbes III Francis D.A. Forbes III	Director	August 11, 2009

_________________ Michael Sandidge	Director

EXHIBIT INDEX

Exhibit Number*	Description of Exhibit	Location

3.1	Articles of Incorporation	Incorporated by reference

3.2	Bylaws, as amended	Incorporated by reference

3.3	Certificate of Change to Articles of Incorporation	Incorporated by reference

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

Raven Gold Corp.

Audited Financial Statements

And

Report of Independent Registered Public Accounting Firm

Years Ended April 30, 2009 and April 30, 2008

PART I – FINANCIAL INFORMATION

RAVEN GOLD CORP.

ITEM 1. FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Moore & Associates, Chartered	F-2

Balance Sheets for the Years Ended

April 30, 2009 and April 30, 2008	F-3

Statements of Operations for the Years Ended

April 30, 2009 and April 30, 2008	F-4

Statements of Stockholders’ (Deficit) for the Years Ended

April 30, 2009 and April 30, 2008	F-5

Statements of Cash Flows for the Years Ended

April 30, 2009 and April 30, 2008	F-6
Notes to the Financial Statements	F-7

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Raven Gold Corp. (formerly Riverbank Resources, Inc.)

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Raven Gold Corp. (An Exploration Stage Company) as of April 30, 2009 and April 30, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and from inception on February 9, 2005 through April 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raven Gold Corp. (An Exploration Stage Company) as of April 30, 2009 and April 30, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and from inception on February 9, 2005 through April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the financial statements, the Company has accumulated losses of $3,578,169 as of April 30, 2009, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1b. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

July 28, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	April 30,	April 30,
ASSETS	2009	2008

Current
Cash and Equivalents	$ 287	$ 1,835

Total Assets	$ 287	$ 1,835

LIABILITIES

Current
Accounts Payable	$ 75,919	$ 47,261
Advances from Related party	3,100	3,100
Accrued Interest	388,817	136,826
Loans Payable Related Party	2,554,000	2,554,000

Total Liabilities	3,021,836	2,741,187

STOCKHOLDERS’ DEFICIT

Capital Stock
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
None issued and outstanding.
Common stock, $0.001 par value, 500,000,000 authorized, 35,240,000 shares issued and outstanding as of April 30, 2009 and April 30,2008	35,240	35,240
Additional paid-in capital	521,380	521,380
Deficit accumulated during the exploration stage	(3,578,169)	(3,295,972)

Total Stockholders’ Deficit	(3,021,549)	(2,739,352)

Total Liabilities and Stockholders’ Deficit	$ 287	$ 1,835

The accompanying notes are an integral part of these financial statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

			February 9, 2005
			(Date of
	Years ended		Inception) to
	April 30,		April 30,
	2009	2008	2009
Expenses
Exploration costs and expenses	$ -	$ -	$ 29,750
Professional fees	33,841	86,846	199,219
General and administrative	1,411	111,765	154,344
Listing and filing	584	15,141	48,390
Investor relations	-	10,723	35,670
Total expenses	35,836	224,475	467,373

Loss before other items	(35,836)	(224,475)	(467,373)

Other Income and Expenses
Interest Expense	(251,991)	(136,826)	(388,817)
Impairment (loss) of Mineral Rights	-	(2,725,000)	(2,728,000)
Foreign Currency transaction	5,630	3,117	6,021
Provision for Income Taxes	-	-	-

Net loss for the period	$ (282,197)	$ (3,083,184)	$ (3,578,169)

Basic and diluted loss per share – continuing operations	$ (0.01)	$ (0.09)

Weighted average number of shares outstanding	35,240,000	35,240,000

The accompanying notes are an integral part of these financial statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

from February 9, 2005 (Date of Inception) to April 30, 2009

(Stated in US Dollars)

						Deficit
						Accumulated
					Additional	During the
	Preferred Shares		Common Shares		Paid-in	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Capital stock issued for cash February 9, 2005:- at $0.00001	-	$ -	64,200,000	$ 64,200	$ (57,780)	$ -	$ 6,420
- at $0.005	-	-	10,040,000	10,040	40,160	-	50,200
Net loss for the period February 9, 2005 (inception) to April 30, 2005	-	-	-	-	-	(7,290)	(7,290)
Balance, as at April 30, 2005	-	-	74,240,000	74,240	(17,620)	(7,290)	49,330

Net loss for the year	-	-	-	-	-	(50,917)	(50,917)
Balance, as at April 30, 2006	-		74,240,000	74,240	(17,620)	(58,207)	(1,587)

Stock issued for investment in Joint Venture at $0.50/share October 26, 2006	-	-	1,000,000	1,000	499,000	-	500,000
Net loss for the year	-		-	-	-	(154,581)	(154,581)
Balance, as at April 30, 2007	-	-	75,240,000	75,240	481,380	(212,788)	343,832

Surrender of stock March 30, 2008 (Note 6)	-	-	(40,000,000)	(40,000)	40,000	-
Net loss for the year	-	-	-	-	-	(3,083,184)	(3,083,184)
Balance, as at April 30, 2008	-	-	35,240,000	35,240	521,380	(3,295,972)	(2,739,352)

Net loss for the year	-	-	-	-	-	(282,197)	(282,197)
Balance, as at April 30, 2009	-	$ -	35,240,000	$ 35,240	$ 521,380	$(3,578,169)	$ (3,021,549)

The accompanying notes are an integral part of these financial statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

			February 9, 2005
			(Date of
	Years ended		Inception) to
	April 30,		April 30,
	2009	2008	2009

Operating Activities
Net loss for the period	$ (282,197)	$ (3,083,184)	$ (3,578,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	-	2,725,000	2,725,000
Accounts payable and expenses	28,658	22,522	75,919
Interest expense	251,991	136,826	388,817

Cash used in operating activities	(1,548)	(198,836)	(388,433)

Investing Activities
Purchase of mineral rights	-	(600,000)	(2,225,000)

Cash used in investing activities	-	(600,000)	(2,225,000)

Financing Activities
Issuance of common stock	-	-	56,620
Issuance of promissory notes payable	-	479,000	2,554,000
Due to related party	-	-	3,100

Cash from financing activities	-	479,000	2,613,720

Increase (decrease) in cash during the period	(1,548)	(319,836)	287

Cash, beginning of the period	1,835	321,671	-

Cash, end of the period	$ 287	$ 1,835	$ 287

The accompanying notes are an integral part of these financial statements

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2009

(Stated in US Dollars)

Note 1	NATURE AND CONTINUANCE OF OPERATIONS

a)	Organization

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

b)	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $3,578,169 since its inception, has a working capital deficiency of $3,021,549 (April 30, 2008 - $2,739,352) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2009

(Stated in US Dollars)

Note 2	SIGNIFICANT ACCOUNTING POLICIES – (cont’d)

a)	Use of estimates

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

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2009

(Stated in US Dollars)

Note 2	SIGNIFICANT ACCOUNTING POLICIES – (cont’d)

d)	Foreign Currency Translation – (cont’d)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

e)	Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of April 30, 2009, there were no dilutive securities outstanding.

f)	Business Segments

The Company operates in one segment and therefore segment information is not presented

g)	Income Taxes

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

April 30, 2009

Income tax expense at statutory rate	$ (1,178,404)
Valuation allowance	1,178,404
Income tax expense per books	$ -

Net deferred tax assets consist of the following components as of:

April 30, 2009

NOL carryover	$ 1,178,404
Valuation allowance	(1,178,404)
Net deferred tax asset	$ -

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2009

(Stated in US Dollars)

Note 2	SIGNIFICANT ACCOUNTING POLICIES – (cont’d)

h)	Recent Accounting Pronouncements

On December 12, 2007, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-01 “Accounting for Collaborative Arrangements”. This issue will be effective for the fiscal year beginning January 1, 2009. This pronouncement is not expected to have a material impact on the Company’s financial statements.

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

The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 141 (Revised 2007) “Business Combinations” (SFAS 141R) in 2007. The revision broadens the application of SFAS 141 to cover all transactions and events in which an entity obtains control over one or more other businesses. This standard requires that transaction costs related to business combinations be expensed rather than be included in the acquisition cost. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of this standard will be on the fair value recorded for future business combinations after adoption.

On February 2007, the Financial Accounting Standards Board issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. Companies are required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. It does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company has not elected the fair value option for any eligible items.

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2009

(Stated in US Dollars)

Note 2	SIGNIFICANT ACCOUNTING POLICIES – (cont’d)

h)	Recent Accounting Pronouncements – (cont’d)

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB 51” (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (SFAS 161), that requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a prescribed tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39’ and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption will have on the financial statements.

Note 3	ACQUISITION OF MINERAL RIGHTS

On April 26, 2005, the Company acquired the mining rights to two claims collectively known as the Big Mike Border Gold property located in the Skeena Mining District of British Columbia, Canada, for a purchase price of $3,000. The Company received rights to all minerals contained in the Big Mike Border Gold property.

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2009

(Stated in US Dollars)

Note 3	ACQUISITION OF MINERAL RIGHTS – (cont’d)

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

On May 9, 2008 the Company failed to meet its lease commitment on the La Currita gold leases in Mexico. As a result of the default, the La Currita leases were terminated.

Note 4	LOANS RELATED PARTY

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

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2009

(Stated in US Dollars)

Note 4	LOANS – (cont’d)

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

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2009

(Stated in US Dollars)

Note 4	LOANS – (cont’d)

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

On December 11, 2007 the Company borrowed $20,000 from Coach Capital, LLC for operations

In February 2008 the Company borrowed $30,000 from Coach Capital, LLC for operations.

At April 30, 2009 the Company had promissory notes outstanding totalling $2,554,000 which are unsecured, bear interest at 10% per annum and are due on demand. These notes are due from companies who are shareholders of the Company. The Company has recorded interest of $251,991 as interest expense on the promissory notes.

Note 5	STOCKHOLDERS’ EQUITY

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

RAVEN GOLD CORP.

(formerly Riverbank Resources Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2009

(Stated in US Dollars)

Note 5	STOCKHOLDERS’ EQUITY – (cont’d)

In March 2007 the Company increased the authorized capital of common stock to 500,000,000.

In March 2007 the Company performed a 2:1 forward split of its common stock for a total of 75,240,000 shares issued and outstanding.

On March 6, 2008 the Company received a surrender of 40,000,000 shares of common stock, surrendered by stockholders.

Note 6	STATEMENT OF OPERATIONS - Impairment of Mineral Properties

On May 9, 2008 Raven Gold failed to meet its lease commitment on the La Currita gold leases in Mexico. As a result of the default the La Currita leases were terminated. The Company has recorded in the financial statements a complete write down of the Company’s investment in the joint venture.