Form 10-Q
period 2009-07-31
RAVEN GOLD CORP
filed 2009-09-21
CIK 1332052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2009

                                     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                      Commission File Number: 333-126680
                                              ----------

                               Raven Gold Corp.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Nevada                             20-2551275
     -------------------------------     -------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification
      incorporation or organization)                  Number)

                         7250 NW Expressway Suite 260
                           Oklahoma City, OK  73132
                    ----------------------------------------
                    (Address of principal executive offices)

                                (405) 728-3800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No [ ]

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company") in Rule 12b-2 of the Exchange Act.

     Large accelerated filer  [ ]         Accelerated filer  [ ]

     Non-accelerated filer  [ ]           Smaller reporting company  [X]


   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            Yes  [ ]    No  [X]

   At September 18, 2009, 35,240,000 shares of the Registrant's Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                                BALANCE SHEETS
                            (Stated in US Dollars)

BALANCE SHEETS
                                                   July 31,       April 30,
                                                     2009           2009
                                     ASSETS      -------------  -------------
                                     ------       (Unaudited)
Current
Cash and equivalents                             $        282   $        287
                                                 -------------  -------------
   Total Assets                                  $        282   $        287
                                                 =============  =============

                                  LIABILITIES
                                  -----------

Current
Accounts payable                                 $     32,546   $     75,919
Accounts payable other                                 12,560              -
Advances from related party                             3,100          3,100
Accrued interest                                      453,191        388,817
Loans payable related party                         2,554,000      2,554,000
                                                 -------------  -------------
   Total Liabilities                                3,055,597      3,021,836

                             STOCKHOLDERS' DEFICIT
                             ---------------------

Preferred stock, $0.001 par value, 1,000,000
  shares authorized, None issued and outstanding.
Common stock, $0.001 par value,500,000,000
  authorized, 35,240,000 shares issued and
  outstanding as of July 31, 2009 and
  April 30, 2009                                       35,240         35,240
Additional paid-in capital                            561,580        521,380
Deficit accumulated during the exploration stage   (3,652,135)    (3,578,169)
                                                 -------------  -------------
   Total Stockholders' Deficit                     (3,055,315)    (3,021,549)
                                                 -------------  -------------
   Total Liabilities and Stockholders' Deficit   $        282   $        287
                                                 =============  =============

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                           STATEMENTS OF OPERATIONS
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

STATEMENTS OF OPERATIONS
                                                                 February 9,
                                                                2005 (Date of
                                      Three months ended        Inception) to
                                            July 31,              July 31,
                                      2009           2008           2009
                                  -------------  -------------  -------------
Expenses
 Exploration costs and expenses   $          -   $          -   $     29,750
 Professional fees                       3,500         13,641        202,719
 General and administrative                 31          1,312        154,375
 Listing and filing                          -            116         48,390
 Investor relations                          -              -         35,670
                                  -------------  -------------  -------------
   Total expenses                        3,531         15,069        470,904
                                  -------------  -------------  -------------

Loss before other income
  and expenses                          (3,531)       (15,069)      (470,904)

Other Income and Expenses
 Interest expense                      (64,375)       (60,963)      (453,192)
 Impairment (loss) of
   mineral rights                            -              -     (2,728,000)
 Foreign currency
   transaction (loss)                   (6,060)           979            (39)
                                  -------------  -------------  -------------
Net loss for the period           $    (73,966)  $    (75,053)  $ (3,652,135)
                                  =============  =============  =============

Basic and diluted loss per
 share - continuing operations    $      (0.01)  $      (0.01)

Weighted average number of
 shares outstanding                 35,240,000     35,240,000
                                  =============  =============

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                INTERIM STATEMENTS OF STOCKHOLDERS' DEFICIENCY
          from February 9, 2005 (Date of Inception) to July 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

INTERIM STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                        Deficit
         Preferred                                    Accumulated
           Shares        Common Shares     Additional During the
         ----------- ----------------------  Paid-in  Exploration
         Shares Amt.    Shares     Amount    Capital     Stage        Total
         ------ ---- ------------ --------- --------- ------------ ------------
Capital stock
issued for
cash
February 9,
2005:
-at $0.00001  - $  -  64,200,000  $ 64,200  $(57,780) $         -  $     6,420
-at $0.005            10,040,000    10,040    40,160            -       50,200

Net loss
for the
period
February 9,
2005
(inception)
to April 30,
2005                                                       (7,290)      (7,290)
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2005          -    -  74,240,000    74,240   (17,620)      (7,290)      49,330

Net loss
for the
year                                                      (50,917)     (50,917)
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2006          -    -  74,240,000    74,240   (17,620)     (58,207)      (1,587)



                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
          INTERIM STATEMENTS OF STOCKHOLDERS' DEFICIENCY - CONTINUED
          from February 9, 2005 (Date of Inception) to July 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

                                                        Deficit
         Preferred                                    Accumulated
           Shares        Common Shares     Additional During the
         ----------- ----------------------  Paid-in  Exploration
         Shares Amt.    Shares     Amount    Capital     Stage        Total
         ------ ---- ------------ --------- --------- ------------ ------------
Stock issued
for investment
in Joint Venture
at $0.50/share
October 26,
2006                   1,000,000     1,000   499,000            -      500,000

Net loss
for the
year                                                     (154,581)    (154,581)
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2007          -    -  75,240,000    75,240   481,380     (212,788)     343,832

Surrender of
stock March 30,
2008                 (40,000,000)  (40,000)   40,000            -            -

Net loss
for the
year                                                   (3,083,184)  (3,083,184)
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2008          -    -  35,240,000    35,240   521,380   (3,295,972)  (2,739,352)




                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
          INTERIM STATEMENTS OF STOCKHOLDERS' DEFICIENCY - CONTINUED
          from February 9, 2005 (Date of Inception) to July 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

                                                        Deficit
         Preferred                                    Accumulated
           Shares        Common Shares     Additional During the
         ----------- ----------------------  Paid-in  Exploration
         Shares Amt.    Shares     Amount    Capital     Stage        Total
         ------ ---- ------------ --------- --------- ------------ ------------
Net loss
for the
year                                                     (282,197)    (282,197)
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2009          -    -  35,240,000    35,240   521,380   (3,578,169)  (3,021,549)

Contribution
of capital                                    40,200                    40,200

Net loss
for the
period                                                    (73,966)     (73,966)
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
July 31,
2009          - $  -  35,240,000  $ 35,240  $561,580  $(3,652,135) $(3,055,315)
         ====== ==== ============ ========= ========= ============ ============


  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                           STATEMENTS OF CASH FLOWS
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

STATEMENTS OF CASH FLOWS
                                                                 February 9,
                                                                2005 (Date of
                                      Three months ended        Inception) to
                                            July 31,              July 31,
                                      2009           2008           2009
                                  -------------  -------------  -------------
Operating Activities
Net loss for the period           $    (73,966)  $    (75,053)  $ (3,651,635)
Adjustments to reconcile net
loss to net cash used in
operating activities:
  Impairment of mineral properties           -              -      2,725,000
  Prepaid expenses                           -              -              -
  Accounts payable and expenses        (30,613)        12,689         44,806
  Interest expense                      64,374         60,962        453,191
                                  -------------  -------------  -------------
Cash used in operating activities      (40,205)        (1,402)      (428,638)
                                  -------------  -------------  -------------

Investing Activities
  Purchase of mineral rights                 -              -     (2,225,000)
                                  -------------  -------------  -------------
Cash used in investing activities            -              -     (2,225,000)
                                  -------------  -------------  -------------

Financing Activities
  Contribution of capital               40,200              -         40,200
  Issuance of common stock                   -              -         56,620
  Issuance of promissory
    notes payable                            -              -      2,554,000
  Due to related party                       -              -          3,100
                                  -------------  -------------  -------------
Cash from financing activities          40,200              -      2,653,920
                                  -------------  -------------  -------------

Increase (decrease) in cash
  during the period                         (5)        (1,402)           282

Cash, beginning of the period              287          1,835              -
                                  -------------  -------------  -------------

Cash, end of the period           $        282   $        433   $        282
                                  =============  =============  =============

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                 July 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

Note 1   Interim Reporting
         -----------------

The information presented in the accompanying interim three months financial statements is unaudited. The information includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's April 30, 2009 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's April 30, 2009 annual financial statements.

Note 2   Basis of Presentation
         ---------------------

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $3,652,135 since its inception, has a working capital deficiency of $3,055,315 (April 30, 2009 - $3,021,549) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3   Summary of Significant Accounting Policies
         ------------------------------------------

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

The financial statements have, in management's opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                 July 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

Note 3   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

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

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                 July 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

Note 3   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

e)  Foreign Currency Translation - (cont'd)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

f)  Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of July 31, 2009, there were no dilutive securities outstanding.

h)  Business Segments

The Company operates in one segment and therefore segment information is not presented

Note 4   Acquisition of Mineral Rights
         -----------------------------

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

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                 July 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

Note 4   Acquisition of Mineral Rights - (cont'd)
         -----------------------------

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


Note 5   Loans Related Party
         -------------------

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

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                 July 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

Note 5   Loans Related Party - (cont'd)
         -------------------

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

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                 July 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

Note 5   Loans Related Party - (cont'd)
         -------------------

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

On October 2, 2007 the Company borrowed $12,000 from Coach Capital, LLC for operations.

On November 9, 2007 the Company borrowed $12,000 from Coach Capital, LLC for operations.

On December 11, 2007 the Company borrowed $20,000 from Coach Capital, LLC for operations.

In February 2008 the Company borrowed $30,000 from Coach Capital LLC for operations.

At July 31, 2009 the Company had promissory notes outstanding totalling $2,554,000 which are unsecured, bear interest at 10% per annum and are due on demand. These notes are due from companies who are shareholders of the Company. The Company has recorded interest of $64,375 as interest expense on the promissory notes.

Note 6   Accounts Payable Other
         ----------------------

At July 31, 2009 the Company has accounts payable other outstanding of $12,560, which were for legal services intended for the Company. The Company disputes these legal services, intends to defend itself against such claim for legal services and has not received any communication with the legal supplier of such services.

Note 7   Stockholders' Equity
         --------------------

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

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                 July 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

Note 7   Stockholders' Equity - (cont'd)
         --------------------

In March 2007 the Company increased the authorized capital of common stock to 500,000,000.

In March 2007 the Company performed a 2:1 forward split of its common stock for a total of 75,240,000 shares issued and outstanding.

On March 6, 2008 the Company received a surrender of 40,000,000 shares of common stock surrendered by stockholders.

On July 31, 2009 consultants to the Company contributed $40,200 of professional fees to the Company in renunciation by the consultants for payment due to the consultants by the Company

Note 8   Statement of Operations - Impairment of Mineral Properties
         ----------------------------------------------------------

On May 9, 2008 Raven Gold failed to meet its lease commitment on the La Currita gold leases in Mexico. As a result of the default the La Currita leases were terminated. The Company has recorded in the financial statements a complete write down of the Companies investment in joint venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Unless the context otherwise requires, all references in this report to "Raven Gold," "our," "us," "we" and the "Company") refer to Raven Gold Corp.

We were originally incorporated on February 9, 2005, in the State of Nevada under the name of Riverbank Resources, Inc., as a developmental stage company. Subsequently, we changed our name to Raven Gold Corp. The Company's principal executive offices are located at 7250 NW Expressway, suite 260, Oklahoma City, OK. The Company's telephone number is (405) 728-3800.


Results Of Operations

Three months ended July 31, 2009 compared to three months ended July 31, 2008

Revenues for the three months ended July 31, 2009 were $nil ($nil - 2008).

For the three months ended July 31, 2009, operating expenses totaled $3,531 ($15,069 - 2008). This was a decrease of $11,538. This decrease was primarily due to a decrease in professional fees and administrative costs incurred by the Company.

Interest expense was $64,375 ($60,963 - 2008). This was an increase of $3,412, due from an increase in borrowed funds.

The net loss was $73,966 ($75,053 - 2008) for the three months ended July 31, 2009. The decrease in the net loss for the three months ended July 31, 2009 was due to a decrease of professional fees and administrative costs.
On May 9, 2008 Raven Gold failed to meet its lease commitment on the La Currita gold leases in Mexico. As a result of the default the La Currita leases were terminated. Write down of the Company's investment in joint venture was recorded in the year ended April 30, 2008 financial statements.


Liquidity and Capital Resources

Total current assets as of July 31, 2009 were $282 ($433 - 2008) all in cash. Additionally, a shareholders deficiency in the amount of $3,652,135 as of July 31, 2009 ($3,371,025 - 2008), a direct result of the Company incurring a loss of mineral rights during the year ended April 30, 2008 and a decrease in expenses. We have historically incurred losses and have financed our operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding decreased from 75,240,000 to 35,240,000 effective March 8, 2008. This decrease was a result of the surrender of shares by shareholders of the Company.

The Company had a negative cash flow of $5 from operating activities for the three months ended July 31, 2009 ($1,402 - 2008), a decrease in cash outflow of approximately 99%.

Cash inflow from financing activities was $40,200 the three months ended July 31, 2009 ($nil - 2008) attributable to the renunciation by consultants to the Company for payment due to the consultants by the Company.

Cash outflow from investing activities was $nil for the three months ended July 31, 2009 ($nil - 2008).

The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the three months ended July 31, 2009. The Company is presently operating at an ongoing deficit.

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

As of July 31, 2009 the Company had a working capital deficiency of $3,055,315 ($2,814,405 - 2008). A major portion of debt is attributed to payments made for mineral properties, investment in a joint venture and operating deficiency.

At July 31, 2009 there was no bank debt.


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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company does not anticipate the adoption of SFAS No. 157 will have a material impact on the Company's financial statements.

SFAS 155, Accounting for certain Hybrid Financial Instruments and SFAS 156, Accounting for servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB statement No 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This (Expressed in U.S. Dollars) Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company does not anticipate the adoption of SFAS No. 154 will have a material impact on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not anticipate the adoption of SFAS No. 108 will have a material impact on the Company's financial statements.

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

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue its business objectives. For these reasons, the Company's auditors stated in their report on the Company's audited financial statements that they have substantial doubt the Company will be able to continue as a going concern without further financing.

The Company may continue to rely on equity sales of the common shares in order to continue to fund the Company's business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned business activities.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.


ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of July 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of July 31, 2009, our disclosure controls and procedures were effective.


Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.                     Description of Exhibit
-----------                     ----------------------
   31.1 Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer

   32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN GOLD CORP.

By: /s/ Mike Wood
    -----------------------------------------
        Mike Wood
        President and Chief Executive Officer
        (acting principal financial officer)

Date:   September 21, 2009
        ------------------