Form 10-Q
period 2009-10-31
RAVEN GOLD CORP
filed 2009-12-15
CIK 1332052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 2009

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

                            Yes  [ ]    No  [X]

   At September 18, 2009, 35,240,000 shares of the Registrant's Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                                Balance Sheets
                            (Stated in US Dollars)

                                                  October 31,     April 30,
                                                     2009           2009
                                     ASSETS      -------------  -------------
                                     ------       (Unaudited)
Current
Cash and equivalents                             $        235   $        287
                                                 -------------  -------------
Total Assets                                     $        235   $        287
                                                 =============  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities
Accounts payable                                 $     32,183   $     75,919
Accounts payable other                                 12,509              -
Advances from related party                             3,100          3,100
Accrued interest                                      517,566        388,817
Loans payable related party                         2,554,000      2,554,000
                                                 -------------  -------------
Total current liabilities                           3,119,358      3,021,836
                                                 -------------  -------------
Total liabilities                                   3,119,358      3,021,836
                                                 -------------  -------------

Preferred stock, $0.001 par value, 1,000,000
  shares authorized, None issued and outstanding.
Common stock, $0.001 par value,500,000,000
  authorized, 35,240,000 shares issued and
  outstanding as of October 31, 2009 and
  April 30, 2009                                       35,240         35,240
Additional paid-in capital                            565,080        521,380
Deficit accumulated during the exploration stage   (3,719,443)    (3,578,169)
                                                 -------------  -------------
Total Stockholders' Deficit                        (3,119,123)    (3,021,549)
                                                 -------------  -------------
Total Liabilities and Stockholders' Deficit      $        235   $        287
                                                 =============  =============

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                           Statements of Operations
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

                                                                     From
                                                                  Inception
                          For the three          For the six      February 9,
                           months ended          months ended      2005 to
                            October 31,           October 31,     October 31,
                          2009       2008       2009       2008      2009
                     ---------- ---------- ---------- ---------- ------------
Expenses
 Exploration costs
  and expenses       $       -  $       -  $       -  $       -  $    29,750
 General and
  administrative            47         38         78      1,350      154,422
 Professional fees       3,000      2,056      6,500     15,697      205,719
 Listing and filing          -          -          -        116       48,390
 Investor relations          -          -          -          -       35,670
                     ---------- ---------- ---------- ---------- ------------
   Total expenses          3,047      2,094      6,578     17,163    473,951
                     ---------- ---------- ---------- ---------- ------------

Loss before other income
  and expenses          (3,047)    (2,094)    (6,578)   (17,163)    (473,951)

Other Income and Expenses
 Interest expense      (64,375)   (64,374)  (128,750)  (125,338)    (517,567)
 Foreign currency
   transaction (loss)      115      5,687     (5,946)     6,666           75
 Impairment (loss) of
   mineral rights            -          -          -          -   (2,728,000)
                     ---------- ---------- ---------- ---------- ------------
Total other income
 (expense)             (64,260)   (58,687)  (134,696)  (118,672)  (3,245,492)
                     ---------- ---------- ---------- ---------- ------------

Net loss             $ (67,307) $ (60,781) $(141,274) $(135,835) $(3,719,443)
                     ---------- ---------- ---------- ---------- ------------

Basic and diluted
 loss per share -
 continuing
 operations          $   (0.00) $   (0.00) $   (0.00) $   (0.00)

Weighted average number of
 shares outstanding  35,240,000 35,240,000 35,240,000 35,240,000
                     ========== ========== ========== ==========

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                 Statements of Stockholders' Equity (Deficit)
            from Inception (February 9, 2005) to October 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

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
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2005          -    -  74,240,000    74,240   (17,620)      (7,290)      49,330

Net loss
for the
year ended
April 30,
2006                                                      (50,917)     (50,917)
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2006          -    -  74,240,000    74,240   (17,620)     (58,207)      (1,587)



                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
           Statements of Stockholders' Equity (Deficit) (Continued)
            from Inception (February 9, 2005) to October 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------


                                                        Deficit
         Preferred                                    Accumulated
           Shares        Common Shares     Additional During the
         ----------- ----------------------  Paid-in  Exploration
         Shares Amt.    Shares     Amount    Capital     Stage        Total
         ------ ---- ------------ --------- --------- ------------ ------------
Stock issued
for investment
in Joint Venture
at $0.50/share
October 26,
2006                   1,000,000     1,000   499,000            -      500,000

Net loss
for the
year ended
April 30,
2007                                                     (154,581)    (154,581)
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2007          -    -  75,240,000    75,240   481,380     (212,788)     343,832

Surrender of
stock March 30,
2008                 (40,000,000)  (40,000)   40,000            -            -

Net loss
for the
year ended
April 30,
2008                                                   (3,083,184)  (3,083,184)
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2008          -    -  35,240,000    35,240   521,380   (3,295,972)  (2,739,352)




                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
           Statements of Stockholders' Equity (Deficit) (Continued)
            from Inception (February 9, 2005) to October 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------


                                                        Deficit
         Preferred                                    Accumulated
           Shares        Common Shares     Additional During the
         ----------- ----------------------  Paid-in  Exploration
         Shares Amt.    Shares     Amount    Capital     Stage        Total
         ------ ---- ------------ --------- --------- ------------ ------------
Net loss
for the
year ended
April 30,
2009                                                     (282,197)    (282,197)
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2009          -    -  35,240,000    35,240   521,380   (3,578,169)  (3,021,549)

Contribution
of capital                                    43,700                    43,700

Net loss
for the
period ended
October 31,
2009                                                     (141,274)    (141,274)
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
October 31,
2009          - $  -  35,240,000  $ 35,240  $565,080  $(3,719,443) $(3,119,123)
         ====== ==== ============ ========= ========= ============ ============


  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                           Statements of Cash Flows
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

                                                                 February 9,
                                                                2005 (Date of
                                        Six months ended        Inception) to
                                           October 31,           October 31,
                                      2009           2008           2009
                                  -------------  -------------  -------------
Operating Activities
Net loss for the period           $   (141,274)  $   (135,835)  $ (3,719,443)
Adjustments to reconcile net
loss to net cash used in
operating activities:
  Increase (decrease) in accounts
    payable and expenses               (31,227)         9,064         44,692
  Increase in interest expense         128,749        125,338        517,566
  Impairment of mineral properties           -              -      2,725,000
                                  -------------  -------------  -------------
Net Cash used in
 operating activities                  (43,752)        (1,433)      (432,185)
                                  -------------  -------------  -------------

Investing Activities
  Purchase of mineral rights                 -              -     (2,225,000)
                                  -------------  -------------  -------------
Cash used in investing activities            -              -     (2,225,000)
                                  -------------  -------------  -------------

Financing Activities
  Contribution of capital               43,700              -         43,700
  Issuance of common stock                   -              -         56,620
  Issuance of promissory
    notes payable                            -              -      2,554,000
  Due to related party                       -              -          3,100
                                  -------------  -------------  -------------
Cash from financing activities          43,700              -      2,657,420
                                  -------------  -------------  -------------

Increase (decrease) in cash
  and cash equivalents                     (52)        (1,433)           235

Cash and cash equivalents,
  beginning of the period                  287          1,835              -
                                  -------------  -------------  -------------

Cash and cash equivalents,
  end of the period               $        235   $        402   $        235
                                  =============  =============  =============

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the financial statements
                               October 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

1) Interim reporting

The information presented in the accompanying interim six months financial statements is unaudited. The information includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's April 30, 2009 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's April 30, 2009 annual financial statements.

2) Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $3,719,443 since its inception, has a working capital deficiency of $3,119,123 (April 30, 2009 - $3,021,549) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

The results of operations for the six month period ending October 31, 2009 are not necessarily indicative of the results to be expected for the year ending April 30, 2010.

These unaudited interim financial statements should be read in conjunction with the April 30, 2009 audited financial statements of the Company.

3) Summary of Significant Accounting Policies

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

The financial statements have, in management's opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the financial statements
                               October 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

3) Summary of Significant Accounting Policies (continued)

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

b) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

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

e) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of October 31, 2009, there were no dilutive securities outstanding.

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the financial statements
                               October 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

3) Summary of Significant Accounting Policies (continued)

f) Business Segments

The Company operates in one segment and therefore segment information is not presented.

4) Acquisition of Mineral Rights

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


5) Loans Related Party

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

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the financial statements
                               October 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

5) Loans Related Party (continued)

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

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the financial statements
                               October 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

5) Loans Related Party (continued)

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

On October 2, 2007 the Company borrowed $12,000 from Coach Capital, LLC for operations.

On November 9, 2007 the Company borrowed $12,000 from Coach Capital, LLC for operations.

On December 11, 2007 the Company borrowed $20,000 from Coach Capital, LLC for operations.

In February 2008 the Company borrowed $30,000 from Coach Capital LLC for operations.

At October 31, 2009 the Company had promissory notes outstanding totaling $2,554,000 which are unsecured, bear interest at 10% per annum and are due on demand. These notes are due from companies who are shareholders of the Company. The Company has recorded interest of $128,750 as interest expense on the promissory notes.

6) Accounts Payable Other

At October 31, 2009 the Company has accounts payable other outstanding of $12,509, which were for legal services intended for the Company. The Company disputes these legal services, intends to defend itself against such claim for legal services and has not received any communication with the legal supplier of such services.

7) Stockholders' Equity

During 2005, the Company issued 6,420,000 shares of common stock to its founders for cash of $6,420 ($0.001 per share)

During 2005, the Company issued 1,004,000 shares of common stock for cash of $50,200 ($0.05 per share).

In June 2006 the Company performed a 5:1 forward split of its common stock for a total of 37,120,000 shares issued and outstanding.

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the financial statements
                               October 31, 2009
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

7) Stockholders' Equity continued

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

On July 31, 2009 consultants to the Company contributed $40,200 of professional fees to the Company in renunciation by the consultants for payment due to the consultants by the Company.

On August 2, 2009 the Company received a non-repayable payment for an accounts payable due by the Company for a total of $3,500.

8) Statement of Operations - Impairment of Mineral Properties

On May 9, 2008 Raven Gold failed to meet its lease commitment on the La Currita gold leases in Mexico. As a result of the default the La Currita leases were terminated. The Company has recorded in the financial statements a complete write down of the Companies investment in joint venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Liquidity and Capital Resources

Total current assets as of the Company at October 31, 2009 were $235 ($287 - April 30, 2009) all in cash. Additionally, the Company had a deficit in the amount of $3,719,443 as of October 31, 2009 ($3,578,169 -April 30, 2009),
Historically the Company has incurred losses and has financed operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding at October 31, 2009 was 35,240,000 (35,240,000 - 2008).

The Company had a negative cash flow of $43,752 from operating activities for the six months ended October 31, 2009 ($1,433 - 2008), a decrease in cash outflow of approximately $42,319, resulting from a decrease in accounts payable and foreign currency translation costs.

Cash inflow from financing activities was $43,700 the six months ended October 31, 2009 ($nil - 2008) attributable to the renunciation by consultants to the Company for payment due to the consultants by the Company and a non-repayable payment for an accounts payable due by the Company.

Cash outflow from investing activities was $nil for the six months ended October 31, 2009 ($nil - 2008).

The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan.

As of October 31, 2009 the Company had a working capital deficiency of $3,119,123 ($3,021,549 - April 30, 2009). A major portion of debt is attributed to payments made for mineral properties, investment in a joint venture and operating deficiency.

At October 31, 2009 there was no bank debt.


Results of Operations

Revenues

The Company has not realized any revenues since inception, and for the six months ended October 31, 2009. The Company is presently operating at an ongoing deficit.

Expenses and loss from operations

For the three (3) months ended October 31, 2009 operating expenses were $3,047 compared to $2,094 for the three (3) months ended October 31, 2008. This increase of $953 was due to a decrease in professional fees and general and administrative expenses. Operating expenses during the quarter ended October 31, 2009 consisted of professional fees of $3,000 and administrative expenses of $47. This compares with expenses during the three (3) months ended October 31, 2008, consisting professional fees of $2,056 and administrative expenses of $38.

The Company recognized a gain of $115 on foreign exchange for the quarter ended October 31, 2009, compared to gain of $5,687 on foreign exchange during the quarter from the prior year.

The Company posted a loss of $67,307 for the quarter ended October 31, 2009, compared to a loss of $60,781 for the same period from the previous year. From inception (February 9, 2005) to October 31, 2009, the Company incurred a total loss of $3,719,443. The principle components of losses from inception were professional fees of $205,719, administrative expenses of $154,422, exploration costs of $29,750, listing and filing costs of $48,390, investor relation expenses of $35,670, interest expense of $517,567, impairment loss of mineral rights of $2,728,000 and foreign translation gain of $75.

For the six (6) months ended October 31, 2009, operating expenses were $6,578 compared to $17,163 for the six (6) months ended October 31, 2008. This decrease of $10,585 was due to a decrease in administrative expenses, professional fees and listing and filing costs.

The Company recognized a loss of $5,946 on foreign translation for the six
(6) months ended October 31, 2009, compared to a gain of $6,666 during the same period from the previous year.

The Company posted a loss of $141,274 for the six (6) months ended
October 31, 2009, compared to a loss of $135,835 for the same period from the previous year. The increase in the loss was due to interest expense and a foreign exchange loss.


Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". ASC 105-10 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of ASC 105-10 to have an impact on the Company's results of operations, financial condition or cash flows.


Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations are discussed throughout Management's Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates


Going Concern

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


Item 3. Controls and Procedures

As of the end of the six (6) months ended October 31, 2009, there were no changes in our internal control over financial reporting that occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:   December 15, 2009
        -----------------