Form 10-Q
period 2010-01-31
RAVEN GOLD CORP
filed 2010-03-15
CIK 1332052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 31, 2010

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

                            Yes  [ ]    No  [X]

   At March 15, 2010, 35,240,000 shares of the Registrant's Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                                Balance Sheets
                            (Stated in US Dollars)

                                                  January 31,     April 30,
                                                     2010           2009
                                                 -------------  -------------
                                     Assets       (Unaudited)
Current Assets
Cash and equivalents                             $        220   $        287
                                                 -------------  -------------
Total Assets                                     $        220   $        287
                                                 =============  =============

                      Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable                                 $     37,109   $     75,919
Accounts payable other                                 12,656              -
Advances from related party                             3,100          3,100
Accrued interest                                      581,941        388,817
Loans payable related party                         2,554,000      2,554,000
                                                 -------------  -------------
Total current liabilities                           3,188,806      3,021,836
                                                 -------------  -------------
Total liabilities                                   3,188,806      3,021,836
                                                 -------------  -------------

Preferred stock, $0.001 par value, 1,000,000
  shares authorized, None issued and outstanding.
Common stock, $0.001 par value,500,000,000
  authorized, 35,240,000 shares issued and
  outstanding as of January 31, 2010 and
  April 30, 2009                                       35,240         35,240
Additional paid-in capital                            565,907        521,380
Deficit accumulated during the exploration stage   (3,789,733)    (3,578,169)
                                                 -------------  -------------
Total Stockholders' Deficit                        (3,188,586)    (3,021,549)
                                                 -------------  -------------
Total Liabilities and Stockholders' Deficit      $        220   $        287
                                                 =============  =============

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                           Statements of Operations
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

                                                                     From
                                                                  Inception
                          For the three          For the nine     February 9,
                           months ended          months ended      2005 to
                            January 31,           January 31,     January 31,
                        2010       2009       2010       2009       2010
                     ---------- ---------- ---------- ---------- ------------
Expenses
 Exploration costs
  and expenses       $       -  $       -  $       -  $       -  $    29,750
 General and
  administrative            18         55         96      1,404      154,440
 Professional fees       5,743      5,669     12,243     21,367      211,462
 Listing and filing          -          -          -        116       48,390
 Investor relations          -          -          -          -       35,670
                     ---------- ---------- ---------- ---------- ------------
   Total expenses        5,761      5,724     12,339     22,887      479,712
                     ---------- ---------- ---------- ---------- ------------

Loss before other income
  and expenses          (5,761)    (5,724)   (12,339)   (22,887)    (479,712)

Other Income and (expenses)
 Interest expense      (64,375)   (64,374)  (193,124)  (189,712)    (581,941)
 Foreign currency
   transaction (loss)     (155)       585     (6,101)     7,251          (80)
 Impairment (loss) of
   mineral rights            -          -          -          -   (2,728,000)
                     ---------- ---------- ---------- ---------- ------------
Total other income
 (expense)             (64,530)   (63,789)  (199,225)  (182,461)  (3,310,021)
                     ---------- ---------- ---------- ---------- ------------

Net loss             $ (70,291) $ (69,513) $(211,564) $(205,348) $(3,789,733)
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
                     ========== ========== ========== ==========

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                 Statements of Stockholders' Equity (Deficit)
            from Inception (February 9, 2005) to January 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

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



                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
           Statements of Stockholders' Equity (Deficit) (Continued)
            from Inception (February 9, 2005) to January 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------


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




                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
           Statements of Stockholders' Equity (Deficit) (Continued)
            from Inception (February 9, 2005) to January 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------


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
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2009          -    -  35,240,000    35,240   521,380   (3,578,169)  (3,021,549)

Contribution
of capital                                    44,527                    44,527

Net loss
for the
period ended
January 31,
2010                                                     (211,564)    (211,564)
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
January 31,
2010          - $  -  35,240,000  $ 35,240  $565,907  $(3,789,733) $(3,188,586)
         ====== ==== ============ ========= ========= ============ ============


  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                           Statements of Cash Flows
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

                                                                 February 9,
                                                                2005 (Date of
                                        Nine months ended       Inception) to
                                           January 31,           January 31,
                                      2010           2009           2010
                                  -------------  -------------  -------------
Operating Activities
Net loss for the period           $   (211,564)  $   (205,348)  $ (3,789,733)
Adjustments to reconcile net
loss to net cash used in
operating activities:
  Increase (decrease) in accounts
    payable and expenses               (26,154)        14,086         49,765
  Increase in interest expense         193,124        189,712        581,941
  Impairment of mineral properties           -              -      2,725,000
                                  -------------  -------------  -------------
Net Cash used in
 operating activities                  (44,594)        (1,550)      (433,027)
                                  -------------  -------------  -------------

Investing Activities
  Purchase of mineral rights                 -              -     (2,225,000)
                                  -------------  -------------  -------------
Cash used in investing activities            -              -     (2,225,000)
                                  -------------  -------------  -------------

Financing Activities
  Contribution of capital               44,527              -         44,527
  Issuance of common stock                   -              -         56,620
  Issuance of promissory
    notes payable                            -              -      2,554,000
  Due to related party                       -              -          3,100
                                  -------------  -------------  -------------
Cash from financing activities          44,527              -      2,658,247
                                  -------------  -------------  -------------

Increase (decrease) in cash
  and cash equivalents                     (67)        (1,550)           220

Cash and cash equivalents,
  beginning of the period                  287          1,835              -
                                  -------------  -------------  -------------

Cash and cash equivalents,
  end of the period               $        220   $        285   $        220
                                  =============  =============  =============

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the financial statements
                               January 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------


1)  Interim reporting

The information presented in the accompanying interim nine months financial statements is unaudited. The information includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These unaudited interim financial statements follow the same accounting policies and methods of their application as the Company's April 30, 2009 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these unaudited interim financial statements be read in conjunction with the Company's April 30, 2009 annual audited financial statements.


2)  Basis of Presentation and Going Concern

These financial statements have been prepared without audit in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $3,789,733 since its inception, has a working capital deficiency of $3,188,586 (April 30, 2009 - $3,021,549) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

The results of operations for the nine month period ending January 31, 2010 are not necessarily indicative of the results to be expected for the year ending April 30, 2010.

These unaudited interim financial statements should be read in conjunction with the April 30, 2009 audited financial statements of the Company.

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the financial statements
                               January 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------


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

c)  Long-lived Assets

The Company accounts for long-lived assets ASC 350-10 "Accounting for Impairment or Disposal of Long-lived Assets", long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the financial statements
                               January 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------


3)  Summary of Significant Accounting Policies (Continued)

d)  Foreign Currency Translation

The Company's functional currency is the United States dollar as substantially all of the Company's operations were in the United States. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the ASC 830-10.

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

e)  Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC 260-10, "Earnings Per Share." As of January 31, 2010, there were no dilutive securities outstanding.

f)  Business Segments

The Company operates in one segment and therefore segment information is not presented.

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the financial statements
                               January 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------


3)  Summary of Significant Accounting Policies (Continued)

g)  Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Accounting Standards Codification only changes the referencing of financial accounting standards and does not change or alter existing GAAP. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the FASB issued FASB ASC 855-10, "Subsequent Events." FASB ASC855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10 during the period did not have a material impact on the Company's financial position, cash flows or results of operations.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, "Fair Value Measurements and Disclosures-Overall". The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company's consolidated financial position and results of operations

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the financial statements
                               January 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------


3)  Summary of Significant Accounting Policies (Continued)

g)  Recent Accounting Pronouncements (Continued)

The following various other pronouncement (ASU) as announced by FASB have have no material effect on the Company financial statements: ASU 2010-08 Technical Correction to Various Topics issue February 2010, ASU 2010-07 Not for Profit entities issued January 2010, ASU 2010-06 Fair Value Measurements and Disclosures issued January 2010, ASU 2010-05 Compensation- Stock Compensation issued January 2010, ASU 2010-03 Extractive Activities-Oil and Gas Issued January 2010, ASU 2010-02 Consolidation issued January 2010, ASU 2001-01 Equity issued January 2010, ASU 2009-17 Consolidations issued December 2009, ASU 2009-16 Transfers and Servicing issued December 2009, ASU 2009-15 Accounting for Own-Share Lending Arrangements issued October 2009, ASU 2009-13 Revenue Recognition issued October 2009, ASU 2009-12 Fair Value Measurements and Disclosures issued September 2009, ASU 2009-06 Income Taxes issued September 2009, EITF No. 09-1 Accounting for Own-Share Lending Arrangements issued July 2009.


4)  Acquisition of Mineral Rights

On April 26, 2005, the Company acquired the mining rights to two claims collectively known as the Big Mike Border Gold property located in the Skeena Mining District of British Columbia, Canada, for a purchase price of $3,000. The Company received rights to all minerals contained in the Big Mike Border Gold property.

On August 23, 2006 the Company entered into an agreement with Tara Gold Resources Corp., for the La Currita Property, which was effective as of May 30, 2006. According to the agreement the Company was to make payments of $50,000 on the 25th day of each month commencing June 2006 and ending April 2007. A final payment of $25,000 was to be made May 25, 2007. Furthermore, according to the agreement on October 26, 2006, the Company issued and delivered to Tara Gold Resources Corp. 250,000 restricted shares of common stock. The Company has not made payments according to the scheduled required payments and has only paid a total of $150,000 against the scheduled required payments. An amount of $425,000 for the agreement is owing.

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

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the financial statements
                               January 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------


4)  Acquisition of Mineral Rights (Continued)

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


5)  Loans Related Party

In May of 2006, the Company received $3,100 in advances from its former president. The balance is non-interest bearing and due on demand.

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

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the financial statements
                               January 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------


5)  Loans Related Party (Continued)

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

On January 25, 2007 the Company borrowed $50,000 from Coach Capital, LLC. The Company wired $50,000 to Tara Gold Corp. as part of the purchase agreement between Raven Gold Corp. and Tara Gold Resources Corp for "La Currita" property.

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

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the financial statements
                               January 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------


5)  Loans Related Party (Continued)

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

On October 2, 2007 the Company borrowed $12,000 from Coach Capital, LLC for operations.

On November 9, 2007 the Company borrowed $12,000 from Coach Capital, LLC for operations.

On December 11, 2007 the Company borrowed $20,000 from Coach Capital, LLC for operations.

In February 2008 the Company borrowed $30,000 from Coach Capital LLC for operations.

At January 31, 2010 the Company had promissory notes outstanding totalling $2,554,000 which are unsecured, bear interest at 10% per annum and are due on demand. These notes are due from companies who are shareholders of the Company. The Company has recorded interest of $193,124 as interest expense on the promissory notes.


6)  Accounts Payable Other

At January 31, 2010 the Company has accounts payable other outstanding of $12,509, which were for legal services intended for the Company. The Company disputes these legal services, intends to defend itself against such claim for legal services and has not received any communication with the legal supplier of such services.

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the financial statements
                               January 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

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

On July 31, 2009 consultants to the Company contributed $40,027 of professional fees to the Company in renunciation by the consultants for payment due to the consultants by the Company.

On August 2, 2009 the Company received a non-repayable payment for an accounts payable due by the Company for a total of $3,000.

On December 7, 2009 the Company received a non-repayable payment for an accounts payable due by the Company for a total of $1,500.

8)  Statement of Operations - Impairment of Mineral Properties

On May 9, 2008 Raven Gold failed to meet its lease commitment on the La Currita gold leases in Mexico. As a result of the default the La Currita leases were terminated. The Company has recorded in the financial statements a complete write down of the Companies investment in joint venture.

9)  Subsequent Events

The Company has evaluated subsequent events through March 8, 2010, the date which the financial statements were available to be issued.

Item 2. Management's Discussion and Analysis

Overview

Liquidity and Capital Resources

Total current assets as of the Company at January 31, 2010 were $220 ($287 - April 30, 2009) all in cash. Additionally, the Company had a deficit in the amount of $3,789,733 as of January 31, 2010 ($3,578,169 -April 30, 2009),
Historically the Company has incurred losses and has financed operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding at January 31, 2010 was 35,240,000 (35,240,000 - 2008).

The Company had a negative cash flow of $44,594 from operating activities for the nine months ended January 31, 2010 ($1,550 - 2008), a decrease in cash outflow of approximately $43,044, resulting from a decrease in accounts payable and foreign currency translation costs.

Cash inflow from financing activities was $44,527 the nine months ended January 31, 2010 ($nil - 2008) attributable to the renunciation by consultants to the Company for payment due to the consultants by the Company and a non-repayable payment for an accounts payable due by the Company.

Cash outflow from investing activities was $nil for the nine months ended January 31, 2010 ($nil - 2008).

The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan.

As of January 31, 2010 the Company had a working capital deficiency of $3,188,586 ($3,021,549 - April 30, 2009). A major portion of debt is attributed to payments made for mineral properties, investment in a joint venture and operating deficiency.

At January 31, 2010 there was no bank debt.


Results of Operations

Revenues

The Company has not realized any revenues since inception, and for the nine months ended January 31, 2010. The Company is presently operating at an ongoing deficit.

Expenses and loss from operations

For the three (3) months ended January 31, 2010 operating expenses were $5,761 compared to $5,724 for the three (3) months ended January 31, 2009. This increase of $37 was due to a decrease in professional fees. Operating expenses during the quarter ended January 31, 2010 consisted of professional fees of $5,743 and administrative expenses of $18. This compares with expenses during the three (3) months ended January 31, 2009, consisting professional fees of $5,669 and administrative expenses of $55.

The Company recognized a loss of $155 on foreign exchange for the quarter ended January 31, 2010, compared to gain of $585 on foreign exchange during the quarter from the prior year.

The Company posted a loss of $70,291 for the quarter ended January 31, 2010, compared to a loss of $69,513 for the same period from the previous year. From inception (February 9, 2005) to January 31, 2010, the Company incurred a total loss of $3,789,733. The principle components of losses from inception were professional fees of $211,462, administrative expenses of $154,440, exploration costs of $29,750, listing and filing costs of $48,390, investor relation expenses of $35,670, interest expense of $581,941, impairment loss of mineral rights of $2,728,000 and foreign translation loss of $80.

For the nine (9) months ended January 31, 2010, operating expenses were $12,339 compared to $22,887 for the nine (9) months ended January 31, 2009. This decrease of $10,548 was due to a decrease in administrative expenses, professional fees and listing and filing costs.

The Company recognized a loss of $6,101 on foreign translation for the nine
(9) months ended January 31, 2010, compared to a gain of $7,251 during the same period from the previous year.

The Company posted a loss of $211,564 for the nine (9) months ended
January 31, 2010, compared to a loss of $205,348 for the same period from the previous year. The increase in the loss was due to interest expense and a foreign exchange loss.


Subsequent Events

None.


Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Accounting Standards Codification only changes the referencing of financial accounting standards and does not change or alter existing GAAP. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the FASB issued FASB ASC 855-10, "Subsequent Events." FASB ASC855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10 during the period did not have a material impact on the Company's financial position, cash flows or results of operations.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, "Fair Value Measurements and Disclosures-Overall". The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company's consolidated financial position and results of operations

The following various other pronouncement (ASU) as announced by FASB have have no material effect on the Company financial statements: ASU 2010-08 Technical Correction to Various Topics issue February 2010, ASU 2010-07 Not for Profit entities issued January 2010, ASU 2010-06 Fair Value Measurements and Disclosures issued January 2010, ASU 2010-05 Compensation- Stock Compensation issued January 2010, ASU 2010-03 Extractive Activities-Oil and Gas Issued January 2010, ASU 2010-02 Consolidation issued January 2010, ASU 2001-01 Equity issued January 2010, ASU 2009-17 Consolidations issued December 2009, ASU 2009-16 Transfers and Servicing issued December 2009, ASU 2009-15 Accounting for Own-Share Lending Arrangements issued October 2009, ASU 2009-13 Revenue Recognition issued October 2009, ASU 2009-12 Fair Value Measurements and Disclosures issued September 2009, ASU 2009-06 Income Taxes issued September 2009, EITF No. 09-1 Accounting for Own-Share Lending Arrangements issued July 2009.


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


Item 3. Controls and Procedures

As of the end of the nine (9) months ended January 31, 2010, there were no changes in our internal control over financial reporting that occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:   March 15, 2010
        --------------