Form 10-K
period 2010-04-30
RAVEN GOLD CORP
filed 2010-08-13
CIK 1332052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended April 30, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.             Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.    Yes [ ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one):

     Large accelerated filer  [ ]         Accelerated filer  [ ]

     Non-accelerated filer  [ ]           Smaller reporting company  [X]


Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [X]

   At August 12, 2010, 35,240,000 shares of the Registrant's Common Stock were outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

None.

                             TABLE OF CONTENTS


                                  PART I

                                                                    Page No.

Item 1      Business                                                       2
Item 1A     Risk Factors                                                   3
Item 1B     Unresolved Staff Comments                                      3
Item 2      Properties                                                     3
Item 3      Legal Proceedings                                              3
Item 4      Submission of Matters to a Vote of Security Holders            3


                                  PART II

Item 5      Market for Registrant's Common Equity, Related                 4
            Stockholder Matters and Issuer Purchases of
            Equity Securities
Item 6      Selected Financial Data                                        4
Item 7      Management's Discusson and Analysis of Financial               5
            Condition and Results of Operations
Item 7A     Quantitative and Qualitative Disclosures About Market Risk     7
Item 8      Financial Statements and Supplementary Data                    7
Item 9      Changes in and Disagreements With Accountants on               7
            Accounting and Financial Disclosure
Item 9A     Controls and Procedures                                        7
Item 9B     Other Information                                              8


                                  PART III

Item 10     Directors, Executive Officers and Corporate Governance         9
Item 11     Executive Compensation                                         11
Item 12     Security Ownership of Certain Beneficial Owners and            11
            Management and Related Stockholder Matters
Item 13     Certain Relationships and Related Transactions, and            11
            Director Independence
Item 14     Principal Accountant Fees and Services                         11


                                   PART IV

Item 15     Exhibits and Financial Statement Schedules                     12

Signatures

Index to Consolidated Financial Statements of Raven Gold Corp.           F-1

                         FORWARD-LOOKING STATEMENTS

This report, including information included in, or incorporated by reference from future filings by us with the SEC, as well as information contained in written material, press releases and oral statements issued by us or on our behalf, contain, or may contain, certain statements that are "forward-looking statements" within the meaning of federal securities laws that are subject to a number of risks and uncertainties, many of which are beyond our control. This report modifies and supersedes documents filed by us before this report. In addition, certain information that we file with the SEC in the future will automatically update and supersede information contain in this report. All statements, other than statements of historical fact, included or incorporated by reference in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words "could," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

All forward-looking statements speak only as of the date of this report, and, except as required by law, we do not intend to update any of these forward-looking statements to reflect changes in events or circumstances that arise after the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Common Stock

Our common stock is traded on the OTC Bulletin Board and is quoted under the symbol "RVNG.OB." The following quotations were obtained from Yahoo Finance and reflect interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. There have been no reported transactions in our stock for certain of the trading days during the periods reported below. The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board for the periods indicated (as adjusted for stock splits):

          Fiscal Year Ended April 30, 2010:          High       Low
                                                     ----       ---
                                                     0.013      0.001

          Fiscal Year Ended April 30, 2009:          High       Low
                                                     ----       ---
                                                     0.30       0.0006


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


ITEM 6.  SELECTED FINANCIAL DATA

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


Liquidity and Capital Resources

At April 30, 2010 the Company had a working capital deficiency of $3,253,216 as compared to $3,021,549 as at April 30, 2009, The total assets of the Company were $213, compared to total assets of $287 at February 28, 2009, consisting of cash.

At April 30, 2010 the total current liabilities of the Company increased to $3,253,429 from $3,021,836 at April 30, 2009. This increase in current liabilities was due to loans from accounts payable and accrued interest.

The Company had a negative cash flow of $44,601 from operating activities for the twelve months ended April 30, 2010 ($1,548 - 2009) a decrease of cash outflow of $42,979 resulting from a decrease in accounts payable and foreign currency translation costs.

Cash inflow from financing activities was $44,527 for the twelve months ended April 30, 2010 ($Nil - 2009) attributable to the renunciation by consultants to the Company for payment due to the consultants by the Company and a non-repayable payment for an accounts payable due by the Company.

Total Company had a deficit in the amount of $3,854,363 as of April 30, 2010 ($3,578,169 - 2009). Historically the Company has incurred losses and has financed operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding at April 30, 2010 was 35,240,000 (35,240,000 - 2009).

At April 30, 2010 there was no bank debt.

Results of Operations

Revenues

The Company has not realized any revenues since inception. The Company is presently operating at an ongoing deficit.

Expenses and loss from operations

For the twelve (12) months ended April 30, 2010 operating expenses were $13,046 compared to $35,836 for the twelve (12) months ended April 30, 2009. This decrease of was due to a decrease in professional fees, listing and filing expenses and administration.

The Company posted a net loss of $276,194 for the twelve (12) months ended April 30, 2010, compared to a net loss of $282,197 for the twelve (12) months ended April 30, 2009. From inception (February 9, 2005) to April 30, 2010, the Company incurred a total net loss of $3,854,363. The principle components of the losses from inception were professional fees of $211,712, administrative expenses of $154,458, exploration costs of $29,750, listing and filing costs of $48,829, investor relation expenses of $35,670, interest expense of $644,381, impairment loss of mineral rights of $2,728,000 and foreign translation loss of $1,563.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to its management, including its principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of its Certifying Officers, the effectiveness of its disclosure controls and procedures as of April 30, 2010, pursuant to Rule 13a-15 under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2010, our disclosure controls and procedures were effective.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. Management used the framework set forth in the report entitled "Internal Control-Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") to evaluate the effectiveness of our internal control over financial reporting as of April 30, 2010. Based on that evaluation, management concluded that the design and operations of our internal controls over financial reporting at April 30, 2010 were effective and provided reasonable assurance that the books and records accurately reflected our transactions.

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


ITEM 9B.  OTHER INFORMATION

None.

                                  PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is currently composed of four (4) persons. The following is a list of the current members of our Board of Directors, including each member's age, the year he became a director of the Company and his current position with the Company:

Name                     Age    Director Since   Position

Mike Wood                49          2007        Director, President and
                                                 Chief Executive Officer

Sam E. Caruso            46          2008        Director

Francis D.A. Forbes III  46          2007        Director

Michael Sandidge                     2007        Director


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Director Independence

The Board has determined that all of the directors other than Mike Wood are "independent" as defined by Nasdaq Rule 4200(a)(15).


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor for the fiscal years ended April 30, 2010 and April 30, 2009:


     Year Ended April 30,             2010               2009
                                    -------            -------
     Audit Fees                     $13,000            $13,000
     Audit-Related Fees                   -                  -
     Tax Fees                             -                  -
     All Other Fees                       -                  -

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

3.2        Bylaws, as amended                       Incorporated by reference
                                                    from our Form SB-2
                                                    Registration Statement,
                                                    filed on March 24, 2005

3.3        Certificate of Change                    Incorporated by reference
                                                    from our Current Report
                                                    on Form 8-K, filed on
                                                    March 24, 2006).

Item 23
23.1       Consent of Independent Registered        Filed herewith
           Public Accounting Firm                   electronically

Item 31    Rule 13a-14(a)/15d-14(a) Certifications  Filed herewith
31.1       Certification of Chief Executive         electronically
           Officer and Chief Financial Officer
           pursuant to 18 U.S.C. Section 1350,
           as adopted pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002

Item 32    Section 1350 Certifications              Filed herewith
32.1       Certification of Chief Executive         electronically
           Officer and Chief Financial Officer
           pursuant to 18 U.S.C. Section 1350,
           as adopted pursuant to Section 906 of
           the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Raven Gold Corp.
                                         ----------------
                                           (Registrant)


                                         By: /s/ Mike Wood
                                             ----------------------------
                                                 Mike Wood
                                                 President and
                                                 Chief Executive Officer
                                                 (acting principal
                                                 financial officer)

Date: August 13, 2010


Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                            Title                      Date

/s/  Mike Wood                  Director                   August 13, 2010
     Mike Wood

/s/  Sam E. Caruso              Director                   August 13, 2010
     Sam E. Caruso

/s/  Francis D.A. Forbes III    Director                   August 13, 2010
     Francis D.A. Forbes III

___________________________     Director
Michael Sandidge

EXHIBIT INDEX

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

3.2        Bylaws, as amended                       Incorporated by reference
                                                    from our Form SB-2
                                                    Registration Statement,
                                                    filed on March 24, 2005

3.3        Certificate of Change                    Incorporated by reference
                                                    from our Current Report
                                                    on Form 8-K, filed on
                                                    March 24, 2006).

Item 23
23.1       Consent of Independent Registered        Filed herewith
           Public Accounting Firm                   electronically

Item 31    Rule 13a-14(a)/15d-14(a) Certifications  Filed herewith
31.1       Certification of Chief Executive         electronically
           Officer and Chief Financial Officer
           pursuant to 18 U.S.C. Section 1350,
           as adopted pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002

Item 32    Section 1350 Certifications              Filed herewith
32.1       Certification of Chief Executive         electronically
           Officer and Chief Financial Officer
           pursuant to 18 U.S.C. Section 1350,
           as adopted pursuant to Section 906 of
           the Sarbanes-Oxley Act of 2002

                              Raven Gold Corp.

                        Audited Financial Statements

                                    And

           Report of Independent Registered Public Accounting Firm


               Years Ended April 30, 2010 and April 30, 2009

                      PART I - FINANCIAL INFORMATION

                             RAVEN GOLD CORP.

ITEM 1.  FINANCIAL STATEMENTS

     Report of Independent Registered Public Accounting Firm          F-2

     Balance Sheets for the years ended April 30, 2010 and            F-3
       April 30, 2009

     Statements of Operations for the years ended                     F-4
       April 30, 2010 and April 30, 2009

     Statements of Stockholders' (Deficit) for the years ended        F-5
       April 30, 2010 and April 30, 2009

     Statements of Cash Flows for the years ended                     F-6
       April 30, 2010 and April 30, 2009

     Notes to the Financial Statements                                F-7

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         -------------------------------------------------------


To the Board of Directors
Raven Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Raven Gold Corp. (An Exploration Stage Company) as of April 30, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended April 30, 2010 and 2009, and since inception (February 9, 2005) through April 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raven Gold Corp. (An Exploration Stage Company) as of April 30, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2010 and 2009, and since inception (February 9, 2005) through April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet achieved profitable operations, and has accumulated losses of $3,854,363 since inception which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
-------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    August 12, 2010


               50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                 Phone: (888)727-8251 Fax: (888)782-2351

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                                Balance Sheets
                            (Stated in US Dollars)

                                                   April 30,     April 30,
                                                     2010           2009
                                                 -------------  -------------
                                     Assets
Current Assets
Cash and equivalents                             $        213   $        287
                                                 -------------  -------------
Total Assets                                     $        213   $        287
                                                 =============  =============

                      Liabilities and Stockholders' Deficit

Current Liabilities
  Accounts payable                               $     38,625   $     75,919
  Accounts payable other                               13,323              -
  Advances from related party                           3,100          3,100
  Accrued interest                                    644,381        388,817
  Loans payable related party                       2,554,000      2,554,000
                                                 -------------  -------------
Total current liabilities                           3,253,429      3,021,836
                                                 -------------  -------------
Total liabilities                                   3,253,429      3,021,836
                                                 -------------  -------------

Preferred stock, $0.001 par value, 1,000,000
  shares authorized, None issued and outstanding.
Common stock, $0.001 par value,500,000,000
  authorized, 35,240,000 shares issued and
  outstanding, respectively                            35,240         35,240
Additional paid-in capital                            565,907        521,380
Deficit accumulated during the exploration stage   (3,854,363)    (3,578,169)
                                                 -------------  -------------
Total Stockholders' Deficit                        (3,253,216)    (3,021,549)
                                                 -------------  -------------
Total Liabilities and Stockholders' Deficit      $        213   $        287
                                                 =============  =============

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                           STATEMENTS OF OPERATIONS
                            (Stated in US Dollars)

                                                                From Inception
                                                                  February 9,
                                           Year Ended              2005 to
                                            April 30,             April 30,
                                      2010           2009           2010
                                  -------------  -------------  -------------
Expenses
 Exploration costs and expenses   $          -   $          -   $     29,750
 General and administrative                114          1,411        154,458
 Professional fees                      12,493         33,841        211,712
 Listing and filing                        439            584         48,829
 Investor relations                          -              -         35,670
                                  -------------  -------------  -------------
   Total expenses                       13,046         35,836        480,419
                                  -------------  -------------  -------------

Loss before other income
  and expenses                         (13,046)       (35,836)      (480,419)

Other Income and Expenses
 Interest expense                     (255,564)      (251,991)      (644,381)
 Foreign currency translation (loss)    (7,584)         5,630         (1,563)
 Impairment (loss) of
   mineral rights                            -              -     (2,728,000)
                                  -------------  -------------  -------------
Total other income (expense)          (263,148)      (246,361)    (3,373,944)
                                  -------------  -------------  -------------

Net loss for the year             $   (276,194)  $   (282,197)  $ (3,854,363)
                                  =============  =============  =============

Net loss per share-
 Basic and Diluted on
 continuing operations            $      (0.00)  $      (0.00)

Weighted average number of
 shares outstanding                 35,240,000     35,240,000
                                  =============  =============

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                 Statements of Stockholders' Equity (Deficit)
            from Inception (February 9, 2005) to April 30, 2010
                            (Stated in US Dollars)

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
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2009          -    -  35,240,000    35,240   521,380   (3,578,169)  (3,021,549)

Contribution
of capital                                    44,527                    44,527

Net loss
for the
period ended
January 31,
2010                                                     (276,194)    (276,194)
         ------ ---- ------------ --------- --------- ------------ ------------

Balance,
as at
January 31,
2010          - $  -  35,240,000  $ 35,240  $565,907  $(3,854,363) $(3,252,216)
         ====== ==== ============ ========= ========= ============ ============


  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                           Statements of Cash Flows
                            (Stated in US Dollars)

                                                                From Inception
                                                                  February 9,
                                           Year Ended              2005 to
                                            April 30,             April 30,
                                      2010           2009           2010
                                  -------------  -------------  -------------
Operating Activities
Net loss for the period           $   (276,194)  $   (282,197)  $ (3,854,363)
Adjustments to reconcile net
loss to net cash used in
operating activities:
  Increase (decrease) in accounts
    payable and expenses               (23,971)        28,658         51,948
  Increase in interest expense         255,564        251,991        644,381
  Impairment of mineral properties           -              -      2,725,000
                                  -------------  -------------  -------------
Net Cash used in
 operating activities                  (44,601)        (1,548)      (433,034)
                                  -------------  -------------  -------------

Investing Activities
  Purchase of mineral rights                 -              -     (2,225,000)
                                  -------------  -------------  -------------
Cash used in investing activities            -              -     (2,225,000)
                                  -------------  -------------  -------------

Financing Activities
  Contribution of capital               44,527              -         44,527
  Issuance of common stock                   -              -         56,620
  Issuance of promissory
    notes payable                            -              -      2,554,000
  Due to related party                       -              -          3,100
                                  -------------  -------------  -------------
Cash from financing activities          44,527              -      2,658,247
                                  -------------  -------------  -------------

Increase (decrease) in cash
  and cash equivalents                     (74)        (1,548)           213

Cash and cash equivalents,
  beginning of the period                  287          1,835              -
                                  -------------  -------------  -------------

Cash and cash equivalents,
  end of the period               $        213   $        287   $        213
                                  =============  =============  =============

  The accompanying notes are an integral part of these financial statements

                              RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                            April 30, 2010 and 2009
                            (Stated in US Dollars)


Note 1  Nature of Operations and Going Concern

RAVEN GOLD CORP. ("the Company") was incorporated under the name "Riverbank Resources Inc." under the laws of the State of Nevada on February 9, 2005. Subsequently, the company changed its name to Raven Gold Corp.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. At April 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $3,854,363 since inception, has a working capital deficiency of $3,253,216 ($3,021,549 - 2009). These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


Note 2  Summary of Significant Accounting Policies

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

                              RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                            April 30, 2010 and 2009
                            (Stated in US Dollars)


Note 2  Summary of Significant Accounting Policies (Continued)

The financial statements have, in management's opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As at April 30, 2010, cash and cash equivalents consist of cash only.

b) Foreign Currency Translation

The Company's functional currency is the United States dollar as substantially all of the Company's operations were in the United States. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, "Foreign Currency Matters".

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

                              RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                            April 30, 2010 and 2009
                            (Stated in US Dollars)


Note 2  Summary of Significant Accounting Policies (Continued)

c) Use of estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC subtopic 718-10 "Compensation - Stock Compensation" using the fair value method. The Company has not issued any stock options since its inception.

e) Basic and Diluted Net (Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC 260-10, "Earnings Per Share." Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At April 30, 2010, there were no dilutive securities outstanding.

                              RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                            April 30, 2010 and 2009
                            (Stated in US Dollars)


Note 2  Summary of Significant Accounting Policies (Continued)

f) Financial Instruments

Pursuant to ASC 820, "Fair Value Measurements and Disclosures", and ASC 825, "Financial Instruments", an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and notes payable. Pursuant to ASC 820, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

                              RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                            April 30, 2010 and 2009
                            (Stated in US Dollars)


Note 2  Summary of Significant Accounting Policies (Continued)

g) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. ASC 740 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

h) Business Segments

The Company operates in one segment and therefore segment information is not presented.


i) Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under ASC 105, "Generally Accepted Accounting Principles." This guidance established a new hierarchy of GAAP sources for non- governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company's financial position, cash flows or results of operations.

In June 2009, the FASB issued FASB ASC 855-10, "Subsequent Events." FASB ASC855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10 did not have a material impact on the Company's financial position, cash flows or results of operations.

                              RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                            April 30, 2010 and 2009
                            (Stated in US Dollars)


Note 2  Summary of Significant Accounting Policies (Continued)

i) Recent Accounting Pronouncements (Continued)

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

                              RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                            April 30, 2010 and 2009
                            (Stated in US Dollars)


Note 3  Acquisition and Impairment of Mineral Rights

The Company's mineral rights and impairment of mineral rights are summarized as follows:

                                             Acquired            Cost
                                         ----------------------------------
Big Mike Border Gold property located
in the Skeena Mining District of British
Columbia, Canada                          April 26, 2005      $      3,000
Las Minitas gold property in Mexico       August 23, 2006          325,000
La Currita gold leases in Mexico          August 23, 2006        1,900,000
Joint Venture La Currita gold
  property in Mexico                      August 23, 2006          500,000
                                         ----------------------------------
                                                                 2,728,000
Write down and impairment of
  mineral rights                          April 30, 2008        (2,728,000)
                                         ----------------------------------
                                                              $       0.00


Note 4  Advances  Related Party

In May of 2006, the Company received $3,100 in advances from its former president. The balance is non-interest bearing and due on demand.

                              RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                            April 30, 2010 and 2009
                            (Stated in US Dollars)


Note 5  Loans Related Party

The Company's outstanding loans related party and accrued interest related party are summarized as follows:

                               Loans Related Party    Accrued interest
                                    April 30             April 30
                                 2010      2009       2010      2009
                              -----------------------------------------
1230144 Alberta Ltd.          $ 200,000 $ 200,000  $  50,247 $  30,082
Coach Capital, LLC            1,879,000 1,879,000    457,545   269,646
Paradisus Investment Corp.      200,000   200,000     53,863    33,863
RPMJ Corporate
  Communications Ltd.            50,000    50,000     15,041    10,041
Zander Investment Limited       225,000   225,000     67,685    45,185
                              -----------------------------------------
                             $2,554,000 $2,554,000 $ 644,381 $ 388,817
                              -----------------------------------------


At April 30, 2010 the Company had promissory notes outstanding totalling $2,554,000 which are unsecured, bear interest at 10% per annum and are due on demand. These notes are due from companies who are shareholders of the Company.

Interest expense related to the related party loans at April 30, 2010 was $255,564 ($251,991 - 2009).


Note 6  Accounts Payable Other

At April 30, 2010 the Company has accounts payable other outstanding of $13,323, which were for legal services intended for the Company. The Company disputes these legal services, intends to defend itself against such claim for legal services and has not received any communication with the legal supplier of such services.

                              RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                            April 30, 2010 and 2009
                            (Stated in US Dollars)


Note 7  Stockholders' Equity

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

                              RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                       Notes to the Financial Statements
                            April 30, 2010 and 2009
                            (Stated in US Dollars)


Note 9  Income Taxes

At April 30, 2010, the Company had a net operating loss carry forward of $3,854,363 which will begin to expire in 2025. A valuation allowance has been provided for the deferred tax assets as it is uncertain whether the Company will have future taxable income.

A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income tax rate (34%) to the loss before income taxes is as follows:
                                                  ---------------------
                                                     2010       2009
                                                  ---------------------
Benefit for income taxes computed using the
  statutory rate of 34%                           $   93,906  $  95,947
Non-deductible expense                                     -          -
Change in valuation allowance                        (93,906)   (95,947)
                                                  ---------------------

Provision for income taxes                        $        -  $       -
                                                  =====================

Significant components of the Company's deferred tax assets were as follows at April 30, 2010 and 2009.
                                                --------------------------
                                                    2010          2009
                                                --------------------------
Deferred tax assets and liabilities:
Tax operating loss carry forward                  3,854,363     3,578,169

Valuation allowance                              (3,854,363)   (3,578,169)
                                                --------------------------

Net deferred tax asset                          $        -    $         -
                                                ==========================


Note 10  Subsequent Events

The Company has evaluated subsequent events through August 13, 2010, the date which the financial statements were available to be issued with no subsequent events to be reported.