Form 10-Q
period 2010-07-31
RAVEN GOLD CORP
filed 2010-09-14
CIK 1332052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 2010

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

                            Yes  [ ]    No  [X]

   At September 14, 2010, 35,240,000 shares of the Registrant's Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                                Balance Sheets
                            (Stated in US Dollars)

                                                   July 31,       April 30,
                                                     2010           2010
                                                  (Unaudited)     (Audited)
                                     Assets      -------------  -------------
Current Assets
 Cash and equivalents                            $        191   $        213
                                                 -------------  -------------
Total assets                                     $        191   $        213
                                                 =============  =============

                     Liabilities and Stockholders' Deficit

Current Liabilities
  Accounts payable                               $     50,949   $     38,625
  Accounts payable other                               13,161         13,323
  Advances from related party                           3,100          3,100
  Accrued interest related party                      708,756        644,381
  Loans payable related party                       2,554,000      2,554,000
                                                 -------------  -------------
Total current liabilities                           3,329,966      3,253,429
                                                 -------------  -------------
Total liabilities                                   3,329,966      3,253,429

                             Stockholders' Deficit

Preferred stock, $0.001 par value, 1,000,000
  shares authorized
Common stock, $0.001 par value,500,000,000
  authorized, 35,240,000 shares issued and
  outstanding, respectively                            35,240         35,240
Additional paid-in capital                            565,907        565,907
Deficit accumulated during the exploration stage   (3,930,922)    (3,854,363)
                                                 -------------  -------------
Total Stockholders' Deficit                        (3,329,775)    (3,253,216)
                                                 -------------  -------------
   Total Liabilities and Stockholders' Deficit   $        191   $        213
                                                 =============  =============

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                           Statements of Operations
                            (Stated in US Dollars)
                                  (Unaudited)

                                                               From Inception
                                                                February 9,
                                      Three months ended          2005 to
                                            July 31,              July 31,
                                      2010           2009           2010
                                  -------------  -------------  -------------
Expenses
 Exploration costs and expenses   $          -   $          -   $     29,750
 General and administrative                 19             31        154,476
 Professional fees                       6,500          3,500        218,212
 Listing and filing                      6,025              -         54,854
 Investor relations                          -              -         35,670
                                  -------------  -------------  -------------
   Total expenses                       12,543          3,531        492,962
                                  -------------  -------------  -------------

Loss before other income
  and expenses                         (12,543)        (3,531)      (492,962)

Other income and (expenses)
 Interest expense                      (64,375)       (64,375)      (708,756)
Foreign currency
   translation (loss)                      359         (6,060)        (1,204)
 Impairment (loss) of
   mineral rights                            -              -     (2,728,000)
                                  -------------  -------------  -------------
Total other income (expense)           (64,016)       (70,435)    (3,437,960)
                                  -------------  -------------  -------------
Net loss for the period           $    (76,559)  $    (73,966)  $ (3,930,922)
                                  =============  =============  =============

Net Loss Per Share  Basic and
 Diluted on continuing operations $      (0.00)  $      (0.00)

Weighted average number of
 shares outstanding                 35,240,000     35,240,000
                                  =============  =============

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                Statements of Stockholders' Equity (Deficit)
          from February 9, 2005 (Date of Inception) to July 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)

                                                        Deficit
                                                      Accumulated
                          Common Shares     Additional During the
                     ----------------------  Paid-in  Exploration
                        Shares     Amount    Capital     Stage        Total
                     ------------ --------- --------- ------------ ------------
Capital stock
issued for
cash
February 9,
2005:
-at $0.00001          64,200,000  $ 64,200  $(57,780) $         -  $     6,420
-at $0.005            10,040,000    10,040    40,160            -       50,200

Net loss
for the
period
February 9,
2005
(inception)
to April 30,
2005                                                       (7,290)      (7,290)
                     ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2005                  74,240,000    74,240   (17,620)      (7,290)      49,330

Net loss
for the
year ended
April 30,
2006                                                      (50,917)     (50,917)
                     ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2006                  74,240,000    74,240   (17,620)     (58,207)      (1,587)

Stock issued
for investment
in Joint Venture
at $0.50/share
October 26,
2006                   1,000,000     1,000   499,000            -      500,000

Net loss
for the
year ended
April 30,
2007                                                     (154,581)    (154,581)
                     ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2007                  75,240,000    75,240   481,380     (212,788)     343,832

Surrender of
stock March 30,
2008                 (40,000,000)  (40,000)   40,000            -            -

Net loss
for the
year ended
April 30,
2008                                                   (3,083,184)  (3,083,184)
                     ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2008                  35,240,000    35,240   521,380   (3,295,972)  (2,739,352)

Net loss
for the
year ended
April 30,
2009                                                     (282,197)    (282,197)
                     ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2009                  35,240,000    35,240   521,380   (3,578,169)  (3,021,549)

Contribution
of capital                                    44,527                    44,527

Net loss
for the
year                                                     (276,194)    (276,194)
                     ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2010                  35,240,000  $ 35,240  $565,907  $(3,854,363) $(3,253,216)

Net loss for
the period
ended
July 31,
2010                                                      (76,559)     (76,559)
                     ------------ --------- --------- ------------ ------------

Balance as
at July 31,
2010                  35,240,000  $ 35,240  $565,907  $(3,930,922) $(3,329,775)
                     ============ ========= ========= ============ ============


  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                           STATEMENTS OF CASH FLOWS
                            (Stated in US Dollars)
                                  (Unaudited)

                                                               From Inception
                                                                February 9,
                                      Three months ended          2005 to
                                            July 31,              July 31,
                                      2010           2009           2010
                                  -------------  -------------  -------------
Operating Activities
Net loss for the period           $    (76,559)  $    (73,966)  $ (3,930,922)
Adjustments to reconcile net
loss to net cash used in
operating activities:
  Increase (decrease) in accounts
    payable and expenses                12,162        (30,613)        64,110
  Increase in interest expense          64,375         64,374        708,756
  Impairment of mineral properties           -              -      2,725,000
                                  -------------  -------------  -------------
Cash used in operating activities          (22)       (40,205)      (433,056)
                                  -------------  -------------  -------------

Investing Activities
  Purchase of mineral rights                 -              -     (2,225,000)
                                  -------------  -------------  -------------
Cash used in investing activities            -              -     (2,225,000)
                                  -------------  -------------  -------------

Financing Activities
  Contribution of capital                    -         40,200         44,527
  Issuance of common stock                   -              -         56,620
  Issuance of promissory
    notes payable                            -              -      2,554,000
  Due to related party                       -              -          3,100
                                  -------------  -------------  -------------
Cash from financing activities               -         40,200      2,658,247
                                  -------------  -------------  -------------

Increase (decrease) in cash
  during the period                        (22)            (5)           191

Cash, beginning of the period              213            287              -
                                  -------------  -------------  -------------

Cash, end of the period           $        191   $        282   $        191
                                  =============  =============  =============

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                 July 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)

Note 1  Nature of Operations and Going Concern

RAVEN GOLD CORP. ("the Company") was incorporated under the name "Riverbank Resources Inc." under the laws of the State of Nevada on February 9, 2005. Subsequently, the company changed its name to Raven Gold Corp.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company had not yet achieved profitable operations, has accumulated losses of $3,930,922 since inception and a working capital deficiency of $3,329,775 and $3,253,216 as of July 31, 2010 and April 30, 2010 respectively. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


Note 2  Summary of Significant Accounting Policies

The information presented in the accompanying interim three months financial statements is unaudited. The information includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These unaudited interim financial statements follow the same accounting policies and methods of their application as the Company's April 30, 2010 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these unaudited interim financial statements be read in conjunction with the Company's April 30, 2010 annual audited financial statements.

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                 July 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)


Note 2  Summary of Significant Accounting Policies (Continued)

The interim financial statements have, in management's opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)  Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As at July 31, 2010, cash and cash equivalents consist of cash only.


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

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                 July 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)


Note 2  Summary of Significant Accounting Policies (Continued)

c)  Use of estimates

The preparation of interim financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.


d)  Stock-based Compensation

The Company records stock-based compensation in accordance with ASC subtopic 718-10 "Compensation - Stock Compensation" using the fair value method. The Company has not issued any stock options since its inception.


e)  Basic and Diluted Net (Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC 260-10, "Earnings Per Share." Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At July 31, 2010, there were no dilutive securities outstanding.

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                 July 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)


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

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                 July 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)


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

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                 July 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)


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

The following various other pronouncement (ASU) as announced by FASB have no material effect on the Company financial statements: ASU 2010-08 Technical Correction to Various Topics issue February 2010, ASU 2010-07 Not for Profit entities issued January 2010, ASU 2010-06 Fair Value Measurements and Disclosures issued January 2010, ASU 2010-05 Compensation- Stock Compensation issued January 2010, ASU 2010-03 Extractive Activities-Oil and Gas Issued January 2010, ASU 2010-02 Consolidation issued January 2010, ASU 2001-01 Equity issued January 2010, ASU 2009-17 Consolidations issued December 2009, ASU 2009-16 Transfers and Servicing issued December 2009, ASU 2009-15 Accounting for Own-Share Lending Arrangements issued October 2009, ASU 2009-13 Revenue Recognition issued October 2009, ASU 2009-12 Fair Value Measurements and Disclosures issued September 2009, ASU 2009-06 Income Taxes issued September 2009, EITF No. 09-1 Accounting for Own-Share Lending Arrangements issued July 2009.

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                 July 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)


Note 3  Advances  Related Party

In May of 2006, the Company received $3,100 in advances from its former president. The balance is non-interest bearing and due on demand.


Note 4  Loans Related Party

The Company's outstanding loans related party and accrued interest related party are summarized as follows:


                                Loans Related Party       Accrued interest
                                July 31,    April 30,   July 31,    April 30,
                                  2010        2010        2010        2010
                               ----------  ----------  ----------  ----------
1230144 Alberta Ltd.           $  200,000  $  200,000  $   55,288  $   50,247
Coach Capital, LLC              1,879,000   1,879,000     504,906     457,545
Paradisus Investment Corp.        200,000     200,000      58,904      53,863
RPMJ Corporate Communications Ltd. 50,000      50,000      16,301      15,041
Zander Investment Limited         225,000     225,000      73,357      67,685
                               ----------  ----------  ----------  ----------
                               $2,554,000  $2,554,000  $  708,756  $  644,381


At July 31, 2010 the Company had promissory notes outstanding totaling $2,554,000 which are unsecured, bear interest at 10% per annum and are due on demand. These notes are due from companies who are shareholders of the Company.

Interest expense related to the related party loans was $64,375 for the three months ended July 31, 2010.


Note 5  Accounts Payable Other

At July 31, 2010 the Company has accounts payable other outstanding of $13,161, which were for legal services intended for the Company. The Company disputes these legal services, intends to defend itself against such claim for legal services and has not received any communication with the legal supplier of such services.

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                 July 31, 2010
                            (Stated in US Dollars)
                                  (Unaudited)


Note 6  Stockholders' Equity

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


Note 7  Subsequent Events

The Company has determined that there were no subsequent events up to and including the date of the issuance of these financial statements that warrant disclosure or recognition in the financial statements.

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


Results Of Operations

Three months ended July 31, 2010 compared to three months ended July 31, 2009

Revenues for the three months ended July 31, 2010 were $nil ($nil - 2009).

For the three months ended July 31, 2010, operating expenses totaled $12,543 ($3,531 - 2009). This was an increase of $9,012. This increase was primarily due to an increase in professional fees and listing and filing incurred by the Company.

Interest expense was $64,375 ($64,375 - 2009). This was the same as compared to the same reporting period last year.

The net loss was $76,559 ($73,966 - 2009) for the three months ended July 31, 2010. The increase in the net loss for the three months ended July 31, 2010 was due to an increase of professional fees and listing and filing fees.


Liquidity and Capital Resources

Total current assets as of July 31, 2010 were $191 ($282 - 2009) all in cash. Additionally, a shareholders' deficiency in the amount of $3,329,775 as of July 31, 2010 ($3,253,216 - 2009), a direct result of the Company incurring a loss of mineral rights during the year ended April 30, 2008 and an increase in expenses. We have historically incurred losses and have financed our operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding remained the same at 35,240,000.

The Company had a negative cash flow of $22 from operating activities for the three months ended July 31, 2010 (negative $5 - 2009).

Cash inflow from financing activities was $nil the three months ended July 31, 2010 ($40,200 - 2009).

Cash outflow from investing activities was $nil for the three months ended July 31, 2010 ($nil - 2009).

The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the three months ended July 31, 2010. The Company is presently operating at an ongoing deficit.

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

At July 31, 2010 there was no bank debt.


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

The following various other pronouncement (ASU) as announced by FASB have no material effect on the Company financial statements: ASU 2010-08 Technical Correction to Various Topics issue February 2010, ASU 2010-07 Not for Profit entities issued January 2010, ASU 2010-06 Fair Value Measurements and Disclosures issued January 2010, ASU 2010-05 Compensation- Stock Compensation issued January 2010, ASU 2010-03 Extractive Activities-Oil and Gas Issued January 2010, ASU 2010-02 Consolidation issued January 2010, ASU 2001-01 Equity issued January 2010, ASU 2009-17 Consolidations issued December 2009, ASU 2009-16 Transfers and Servicing issued December 2009, ASU 2009-15 Accounting for Own-Share Lending Arrangements issued October 2009, ASU 2009-13 Revenue Recognition issued October 2009, ASU 2009-12 Fair Value Measurements and Disclosures issued September 2009, ASU 2009-06 Income Taxes issued September 2009, EITF No. 09-1 Accounting for Own-Share Lending Arrangements issued July 2009.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of July 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of July 31, 2010, our disclosure controls and procedures were effective.


Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                      PART II

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.


Item 1A. Risk Factors

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

Date:   September 14, 2010
        ------------------