Form 10-Q
period 2011-01-31
RAVEN GOLD CORP
filed 2011-03-14
CIK 1332052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 31, 2011

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

                            Yes  [ ]    No  [X]

   At March 14, 2011, 35,240,000 shares of the Registrant's Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                                Balance Sheets
                            (Stated in US Dollars)

                                                  January 31,     April 30,
                                                     2011           2010
                                                  (Unaudited)     (Audited)
                                     Assets      -------------  -------------
Current Assets
 Cash and equivalents                            $        158   $        213
                                                 -------------  -------------
Total current assets                             $        158   $        213
                                                 -------------  -------------
Total assets                                     $        158   $        213
                                                 =============  =============

                     Liabilities and Stockholders' Deficit

Current Liabilities
  Accounts payable                               $     54,596   $     38,625
  Accounts payable other                               13,513         13,323
  Advances from related party                           3,100          3,100
  Accrued interest related party                      837,505        644,381
  Loans payable related party                       2,554,000      2,554,000
                                                 -------------  -------------
Total current liabilities                           3,462,714      3,253,429
                                                 -------------  -------------
Total liabilities                                   3,462,714      3,253,429
                                                 -------------  -------------

                             Stockholders' Deficit

Preferred stock, $0.001 par value, 1,000,000
  shares authorized
Common stock, $0.001 par value,500,000,000
  authorized, 35,240,000 shares issued and
  outstanding, respectively                            35,240         35,240
Additional paid-in capital                            565,907        565,907
Deficit accumulated during the exploration stage   (4,063,703)    (3,854,363)
                                                 -------------  -------------
Total stockholders' deficit                        (3,462,556)    (3,253,216)
                                                 -------------  -------------
   Total liabilities and stockholders' deficit   $        158   $        213
                                                 =============  =============

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                           Statements of Operations
                            (Stated in US Dollars)
                                  (Unaudited)

                                                                 From Inception
                                                                  February 9,
              Three months ended        Nine months ended           2005 to
                  January 31,                January 31,           January 31,
               2011         2010          2011          2010          2011
          ------------- ------------- ------------- ------------- -------------
Expenses
 Exploration
  costs and
  expenses$          -  $          -  $          -  $          -  $     29,750
 General and
  administrative    18            18            54            96       154,512
 Professional
  fees           1,500         5,743         9,000        12,243       220,712
 Listing and
  filing             -             -         6,736             -        55,565
 Investor
  relations          -             -             -             -        35,670
          ------------- ------------- ------------- ------------- -------------
Total
 expenses        1,518         5,761        15,790        12,339       496,209
          ------------- ------------- ------------- ------------- -------------

Loss before
 other income
 and expenses   (1,518)       (5,761)      (15,790)      (12,339)     (496,209)

Other income
 and (expenses)
 Interest
  expense      (64,374)      (64,374)     (193,124)     (193,124)     (837,505)
 Foreign currency
  translation
  (loss)          (552)         (155)         (426)       (6,101)       (1,989)
 Impairment (loss)
  of mineral
  rights             -             -             -             -    (2,728,000)
          ------------- ------------- ------------- ------------- -------------
Total other
 income
 (expense)     (64,926)      (64,529)     (193,550)     (199,225)   (3,567,494)
          ------------- ------------- ------------- ------------- -------------

Net loss
 for the
 period   $    (66,444) $    (70,290) $   (209,340) $   (211,564) $ (4,063,703)
          ============= ============= ============= ============= =============

Net Loss Per
 Share  Basic
 and Diluted
 on continuing
 operations
          $      (0.00) $      (0.00) $      (0.01) $      (0.01)
          ============= ============= ============= =============

Weighted
 average
 number of
 shares
 outstanding
             35,240,000    35,240,000    35,240,000    35,240,000
          ============= ============= ============= =============

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                Statements of Stockholders' Equity (Deficit)
        from February 9, 2005 (Date of Inception) to January 31, 2011
                            (Stated in US Dollars)
                                  (Unaudited)

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
                     ------------ --------- --------- ------------ ------------

Balance,
as at
April 30,
2010                  35,240,000  $ 35,240  $565,907  $(3,854,363) $(3,253,216)

Net loss for
the period
ended
January 31,
2011                                                     (209,340)    (209,340)
                     ------------ --------- --------- ------------ ------------

Balance as
at October 31,
2010                  35,240,000  $ 35,240  $565,907  $(4,063,703) $(3,462,556)
                     ============ ========= ========= ============ ============


  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                           STATEMENTS OF CASH FLOWS
                            (Stated in US Dollars)
                                  (Unaudited)

                                                               From Inception
                                                                February 9,
                                       Nine months ended          2005 to
                                          January 31,            January 31,
                                      2011           2010           2011
                                  -------------  -------------  -------------
Operating Activities
Net loss for the period           $   (209,340)  $   (211,564)  $ (4,063,703)
Adjustments to reconcile net
loss to net cash used in
operating activities:
  Increase (decrease) in accounts
    payable and expenses                16,161        (26,154)        68,109
  Increase in accrued interest         193,124        193,124        837,505
  Impairment of mineral properties           -              -      2,725,000
                                  -------------  -------------  -------------
Cash used in operating activities          (55)       (44,594)      (433,089)
                                  -------------  -------------  -------------

Investing Activities
  Purchase of mineral rights                 -              -     (2,225,000)
                                  -------------  -------------  -------------
Cash used in investing activities            -              -     (2,225,000)
                                  -------------  -------------  -------------

Financing Activities
  Contribution of capital                    -         44,527         44,527
  Issuance of common stock                   -              -         56,620
  Issuance of promissory
    notes payable                            -              -      2,554,000
  Due to related party                       -              -          3,100
                                  -------------  -------------  -------------
Cash from financing activities               -         44,527      2,658,247
                                  -------------  -------------  -------------

Increase (decrease) in cash
  during the period                        (55)           (67)           158

Cash, beginning of the period              213            287              -
                                  -------------  -------------  -------------

Cash, end of the period           $        158   $        220   $        158
                                  =============  =============  =============

  The accompanying notes are an integral part of these financial statements

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                               January 31, 2011
                            (Stated in US Dollars)
                                  (Unaudited)


Note 1  Nature of Operations and Going Concern

RAVEN GOLD CORP. ("the Company") was incorporated under the name "Riverbank Resources Inc." under the laws of the State of Nevada on February 9, 2005. Subsequently, the company changed its name to Raven Gold Corp.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company had not yet achieved profitable operations, has accumulated losses of $4,063,703 since inception and a working capital deficiency of $3,462,556 and $3,253,216 as of January 31, 2011 and April 30, 2010 respectively. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


Note 2  Summary of Significant Accounting Policies

Management has evaluated all recent accounting pronouncements up to the issuance of these financial statements and has concluded that none will have a material impact on the financial position of the Company.

                               RAVEN GOLD CORP.
                      (formerly Riverbank Resources Inc.)
                        (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                               January 31, 2011
                            (Stated in US Dollars)
                                  (Unaudited)


Note 3  Loans Related Party

The Company's outstanding loans related party and accrued interest related party are summarized as follows:


                                Loans Related Party       Accrued interest
                                Jan. 31,    April 30,   Jan. 31,    April 30,
                                  2011        2010        2011        2010
                               ----------  ----------  ----------  ----------
1230144 Alberta Ltd.           $  200,000  $  200,000  $   65,370  $   50,247
Coach Capital, LLC              1,879,000   1,879,000     599,628     457,545
Paradisus Investment Corp.        200,000     200,000      68,986      53,863
RPMJ Corporate Communications Ltd. 50,000      50,000      18,822      15,041
Zander Investment Limited         225,000     225,000      84,699      67,685
                               ----------  ----------  ----------  ----------
                               $2,554,000  $2,554,000  $  837,505  $  644,381


At January 31, 2011 the Company had promissory notes outstanding totaling $2,554,000 which are unsecured, bear interest at 10% per annum and are due on demand. These notes are due from companies who are shareholders of the Company.

Interest expense related to the related party loans was $193,124 for the nine months ended January 31, 2011.


Note 4  Accounts Payable Other

At January 31, 2011 the Company has accounts payable other outstanding of $13,513, which were for legal services intended for the Company. The Company disputes these legal services, intends to defend itself against such claim for legal services and has not received any communication with the legal supplier of such services.


Note 5  Subsequent Events

The Company has determined that there were no subsequent events up to and including the date of the issuance of these financial statements that warrant disclosure or recognition in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Liquidity and Capital Resources

At January 31, 2011 the Company had a working capital deficiency of $3,462,556 as compared to $3,253,216 as at April 30, 2010. The total assets of the Company were $158 at January 31, 2011, compared to total cash assets of $213 at April 30, 2010, consisting of cash.

At January 31, 2011 the total current liabilities of the Company increased to $3,462,714 from $3,253,429 at April 30, 2010. This increase in current liabilities was due to an increase from accounts payable and accrued interest.

The Company had a negative cash flow of $55 from operating activities for the nine months ended January 31, 2011 ($44,594 - 2009) a decrease of cash outflow of $44,539 resulting from an increase in accounts payable and accrued interest payable.

Cash inflow from financing activities was $Nil for the nine months ended January 31, 2011 ($44,527 - 2009) attributable to the renunciation by consultants to the Company for payment due to the consultants by the Company and a non-repayable payment for an accounts payable due by the Company.

Total Company had a deficit in the amount of $4,063,703 as of January 31, 2011 ($3,854,363 - at April 30, 2010). Historically the Company has incurred losses and has financed operations through loans and from the proceeds of the corporation selling shares of our common stock privately.

The number of common shares outstanding at January 31, 2011 was 35,240,000 (35,240,000 - at April 30, 2010).

At January 31, 2011 there was no bank debt.


Results of Operations

Revenues

The Company has not realized any revenues since inception. The Company is presently operating at an ongoing deficit.


Expenses and loss from operations

For the three months ended January 31, 2011 operating expenses were $1,518 compared to $5,761 for the three months ended January 31, 2010. This decrease of $4,243 was due to a decrease in professional fees and general and administrative expenses.

The Company posted a net loss of $66,444 for the three months ended
January 31, 2011, compared to a net loss of $70,290 for the three months ended January 31, 2010. From inception (February 9, 2005) to January 31, 2011, the Company incurred a total net loss of $4,063,703. The principal components of the losses from inception were professional fees of $220,7127, administrative expenses of $154,512, exploration costs of $29,750, listing and filing costs of $55,565, investor relation expenses of $35,670, interest expense of $837,505, impairment loss of mineral rights of $2,728,000 and foreign translation loss of $1,989.


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


Item 3. Controls and Procedures

For the nine months ended January 31, 2011, there were no changes in our internal control over financial reporting that occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:   March 14, 2011
        --------------